Form 10-Q
period 2014-03-31
Everyday Health, Inc.
filed 2014-05-13
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-36371

Everyday Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0036062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Hudson Street, 16th Floor New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 728-9500

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on May 9, 2014, was 30,091,942.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2014 and 2013 (Unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4. Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	26
ITEM 1A. Risk Factors	26
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3. Defaults Upon Senior Securities	46
ITEM 4. Mine Safety Disclosures	46
ITEM 5. Other Information	46
ITEM 6. Exhibits	47

SIGNATURES
2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	March 31, 2014 (unaudited)	Pro forma March 31, 2014 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,242	$14,770	$89,551
Accounts receivable, net of allowance for doubtful accounts of $530, $642 and $642 as of December 31, 2013, March 31, 2014 and pro forma March 31, 2014, respectively	49,373	38,223	38,223
Deferred tax asset	133	133	133
Prepaid expenses and other current assets	7,822	9,627	6,865
Total current assets	73,570	62,753	134,772
Property and equipment, net	21,095	21,751	21,751
Goodwill	82,153	82,153	82,153
Intangible assets, net	9,735	9,190	9,190
Other assets	5,729	4,910	4,910
Total assets	$192,282	$180,757	$252,776

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,459	$6,754	$6,754
Accrued expenses	25,919	18,094	18,094
Deferred revenue	6,808	7,376	7,376
Current portion of long-term debt	1,333	1,500	1,500
Other current liabilities	830	929	929
Total current liabilities	43,349	34,653	34,653
Long-term debt	70,000	70,800	70,800
Deferred tax liabilities	5,199	5,440	5,440
Other long-term liabilities	4,937	5,224	4,084
Redeemable convertible preferred stock (Series A-G), net of expenses, $0.01 par value: 27,204,144 shares authorized at December 31, 2013 and March 31, 2014; 26,820,270 shares issued and outstanding at December 31, 2013 and March 31, 2014 (aggregate liquidation value of $114,627 at March 31, 2014); no shares issued and outstanding at March 31, 2014, pro forma	158,766	158,766	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value: 45,000,000 shares authorized at December 31, 2013 and March 31, 2014; 5,366,478 and 5,545,768 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively; 30,091,942 shares issued and outstanding at March 31, 2014, pro forma	54	56	301
Treasury stock	(55)	(55)	(55)
Additional paid-in capital	33,726	37,326	277,085
Accumulated deficit	(123,694)	(131,453)	(139,532)
Total stockholders’ equity (deficit)	(89,969)	(94,126)	137,799
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$192,282	$180,757	$252,776

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2013	2014
Revenues:
Advertising and sponsorship revenues	$25,380	$32,692
Premium services revenues	5,124	4,813
Total revenues	30,504	37,505
Operating expenses:
Cost of revenues	9,835	11,421
Sales and marketing	9,061	10,970
Product development	10,344	10,196
General and administrative	6,355	6,411
Total operating expenses	35,595	38,998
Loss from operations	(5,091)	(1,493)
Interest expense, net	(2,129)	(1,863)
Other expense	—	(4,114)
Loss from continuing operations before provision for income taxes	(7,220)	(7,470)
Provision for income taxes	(264)	(289)
Loss from continuing operations	(7,484)	(7,759)
Loss from discontinued operations, net of tax	(1,745)	—
Net loss	$(9,229)	$(7,759)
Net loss from continuing operations per common share—basic and diluted	$(1.52)	$(1.44)
Net loss from discontinued operations per common share—basic and diluted	$(0.35)	$—
Net loss per common share—basic and diluted	$(1.87)	$(1.44)
Weighted-average common shares outstanding—basic and diluted	4,925,306	5,403,846
Pro forma net loss per share attributable to common stockholders—basic and diluted		$(0.53)
Pro forma weighted-average common shares outstanding—basic and diluted		29,950,020

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data, unaudited)

	Redeemable convertible preferred stock		Common stock		Treasury	Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	stock	capital	deficit	deficit

Balance at December 31, 2012	26,820,270	$158,766	4,860,855	$49	$—	$26,759	$(105,458)	$(78,650)
Exercise of stock options	—	—	1,666	—	—	3	—	3
Issuance of common stock	—	—	108,047	1	—	980	—	981
Purchase of treasury stock	—	—	(7,900)	—	(55)	—	—	(55)
Stock-based compensation expense related to stock options	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	(9,229)	(9,229)
Balance at March 31, 2013	26,820,270	$158,766	4,962,668	$50	$(55)	$28,222	$(114,687)	$(86,470)

Balance at December 31, 2013	26,820,270	$158,766	5,366,478	$54	$(55)	$33,726	$(123,694)	$(89,969)
Exercise of stock options	—	—	113,580	1	—	482	—	483
Issuance of common stock	—	—	65,710	1	—	918	—	919
Stock-based compensation expense related to stock options	—	—	—	—	—	1,069	—	1,069
Warrant issued in connection with website partner agreement	—	—	—	—	—	1,131	—	1,131
Net loss	—	—	—	—	—	—	(7,759)	(7,759)
Balance at March 31, 2014	26,820,270	$158,766	5,545,768	$56	$(55)	$37,326	$(131,453)	$(94,126)

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three months ended March 31,
	2013	2014
Cash flows from operating activities
Net loss	$(9,229)	$(7,759)
Less loss from discontinued operations, net of tax	(1,745)	—
Loss from continuing operations	(7,484)	(7,759)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,920	3,558
Amortization of video and television costs	264	—
Provision for doubtful accounts	62	215
Stock-based compensation	452	1,069
Amortization and write-off of financing costs	421	4,169
Provision for deferred income taxes	241	241
Changes in operating assets and liabilities:
Accounts receivable	7,682	10,935
Prepaid expenses and other current assets	(420)	(2,645)
Additions to video and television costs	(389)	—
Accounts payable and accrued expenses	(2,398)	(8,610)
Deferred revenue	1,392	568
Other current liabilities	(352)	32
Other long-term liabilities	127	307
Net cash provided by operating activities from continuing operations	3,518	2,080
Net cash used in operating activities from discontinued operations	(1,745)	—
Net cash provided by operating activities	1,773	2,080
Cash flows from investing activities
Additions to property and equipment, net	(2,825)	(3,476)
Proceeds from sale of business	—	152
Payment for business purchased, net of cash acquired	(2,103)	—
Payment of security deposits and other assets	(782)	5
Net cash used in investing activities	(5,710)	(3,319)
Cash flows from financing activities
Proceeds from the exercise of stock options	3	1,172
Repayments of principal under former revolver credit facility	—	(30,000)
Repayment of principal under former term loan facility	(708)	(41,333)
Borrowings under revolver credit facility	—	32,300
Borrowings under term loan facility	—	40,000
Principal payments on capital lease obligations	(72)	(145)
Payments of credit facility financing costs	—	(2,227)
Payment for purchase of treasury stock	(55)	—
Net cash used in financing activities	(832)	(233)
Net decrease in cash and cash equivalents	(4,769)	(1,472)
Cash and cash equivalents, beginning of period	23,888	16,242
Cash and cash equivalents, end of period	$19,119	$14,770
Supplemental disclosure of cash flow information
Interest paid	$1,670	$2,262
Income taxes paid	$—	$16
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$907	$919
Issuance of common stock for acquired assets	$74	$—
Warrants issued in connection with website partner agreement	$—	$1,131
Capital lease obligations incurred	$64	$193

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Business

Everyday Health, Inc. (the “Company”) operates a portfolio of health and wellness websites and mobile applications that provides consumers, healthcare professionals, advertisers and partners with content and advertising-based services. The Company was incorporated in the State of Delaware in January 2002 as Agora Media Inc., and changed its name to Waterfront Media Inc. in January 2004. In January 2010, the Company changed its name to Everyday Health, Inc. to better align its corporate identity with the Everyday Health brand.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations for companies acquired are included in the consolidated financial statements from the effective date of the acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the three month periods ended March 31, 2013 and 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s prospectus dated March 27, 2014, filed with the SEC on March 28, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current business factors and other available information. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition and deferred revenue, allowance for doubtful accounts, internal software development costs and website development costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2014 presentation.

Initial Public Offering and Pro Forma Presentation

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $72,019, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling approximately $8,325. As a result of the IPO, the Company’s common stock, redeemable convertible preferred stock, additional paid-in capital, and stock options and warrants to purchase stock changed as follows (collectively, the “IPO-Related Transactions”): i) the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, ii) all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision (refer to Note 6), iii) certain selling stockholders exercised stock options and warrants for an aggregate of 262,686 shares of common stock, iv) 149,839 shares of common stock were issued upon the automatic net exercise of a warrant, and v) outstanding warrants to purchase 222,977 shares of redeemable convertible preferred stock automatically converted into warrants to purchase an aggregate of 148,650 shares of common stock, which resulted in the reclassification of the preferred stock warrant liability of $1,140 to additional paid-in capital. The unaudited pro forma March 31, 2014 consolidated balance sheet has been adjusted to reflect the above described IPO-Related Transactions.

The unaudited pro forma net loss attributable to common stockholders and unaudited pro forma net loss per share attributable to common stockholders for the three months ended March 31, 2014 has been adjusted to reflect, as of January 1, 2014, the completion of the Company’s IPO and related changes in stockholders’ equity as described above, and a deemed dividend on Series G redeemable convertible preferred stock of $8,079 (refer to Notes 6 and 8).

The Company believes that the unaudited pro forma consolidated balance sheet, unaudited pro forma net loss attributable to common stockholders and unaudited pro forma net loss per share attributable to common stockholders provides material information to investors, as the historical reported amounts as of and for the three months ended March 31, 2014 were significantly impacted by the closing of the IPO in April 2014. Therefore, the disclosure of the unaudited pro forma consolidated balance sheet, unaudited pro forma net loss attributable to common stockholders and unaudited pro forma net loss per share attributable to common stockholders provides measures of equity, net loss and net loss per common share that are comparable to what will be reported by the Company in its consolidated financial statements for the periods subsequent to and including April 2014.

Revenue Recognition and Deferred Revenue

The Company generates its revenue primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Advertising revenue is recognized in the period in which the advertisement is delivered. Revenue from sponsorships is recognized over the period the Company substantially satisfies its contractual obligations as required under the respective sponsorship agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In instances where individual deliverables are not sold separately, or when third-party evidence is not available, fair value is determined based on management’s best estimate of selling price.

Subscriptions are generally paid in advance on a monthly, quarterly or annual basis. Subscription revenue, after deducting refunds and charge-backs, is recognized on a straight-line basis ratably over the subscription periods. Licensing revenue is generally recognized over the life of the contract.

Deferred revenue relates to: (i) subscription fees for which amounts have been collected but for which revenue has not been recognized, and (ii) advertising and sponsorship fees and licensing fees billed in advance of when the revenue is to be earned.

Cost of Revenues

Cost of revenues consists principally of the expenses associated with aggregating the total audience across the Company’s portfolio of websites, including (i) royalty expenses for licensing content for certain websites within the portfolio and for the portion of advertising revenue the Company pays to the owners of certain other websites within the portfolio, and (ii) media costs associated with audience aggregation activities. Cost of revenues also includes credit card fees and service charges associated with subscription fees for the Company’s premium services.

Media costs consist primarily of fees paid to online publishers, internet search companies and other media channels for search engine and database marketing, and display and television advertising. These media activities are attributable to revenue-generating and audience aggregation events, designed to increase the audience to the websites the Company operates, increase the number of subscribers to premium services and grow the Company’s registered user base.

Other Expense

During the three months ended March 31, 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016 in connection with the refinancing of its credit facilities, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations. There were no similar write-offs or charges for the three months ended March 31, 2013.

Comprehensive Income

The Company has no items of other comprehensive income, and accordingly net loss is equal to comprehensive loss for all periods presented.

Fair Value of Financial Instruments

Due to their short-term maturities, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value. Cash equivalents principally consist of the Company’s investment in U.S. Treasury securities money market funds. The fair value of these investment funds is based on quoted market prices, which are Level 1 inputs, pursuant to the fair value accounting standard, which establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the Company’s debt approximates the recorded amounts as the interest rates on the credit facilities are based on market interest rates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the application development phase, consisting principally of payroll and related benefits, are capitalized. Upon completion, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is generally three years.

The Company also incurs costs to develop its websites and mobile applications. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the application development phase, consisting principally of third-party consultants and related charges, and the costs of content determined to provide a future economic benefit, are capitalized. Upon completion, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is generally three years.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the three months ended 2013 and 2014.

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing online health solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. This will be effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance with have upon adoption.

3. Discontinued Operations

In November 2013, the Company completed the sale of its Doctor Solutions business, which provided online directories and other marketing services to healthcare professionals. The sales price was $1,000. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from the Company’s ongoing business after the sale. As such, the operating results have been reported as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2013. As the sale was completed during 2013, there were no results from discontinued operations to report for the three months ended March 31, 2014. Revenues and losses from discontinued operations before tax were $2,202 and $1,745, respectively, for the three months ended March 31, 2013. No benefit for income taxes was provided as the Company recorded a full valuation allowance against the net operating losses (“NOLs”) generated by the discontinued operations.

4. Goodwill and Other Intangible Assets

The carrying value of the Company’s goodwill was $82,153 as of March 31, 2014. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2013. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $9,190 at March 31, 2014, consisting principally of trade names, customer relationships and agreements with certain of the Company’s website partners, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the three months ended 2013 and 2014.

Definite-lived intangible assets consist of the following:

	December 31, 2013				March 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life(1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life(1)
Customer relationships	$11,910	$(10,481)	$1,429	2.9	$11,910	$(10,624)	$1,286	2.7
Other intangibles	3,900	(2,925)	975	1.7	3,900	(3,064)	836	1.5
Trade names	10,505	(3,174)	7,331	7.0	10,505	(3,437)	7,068	6.7
Total	$26,315	$(16,580)	$9,735		$26,315	$(17,125)	$9,190

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,015 and $545 for the three months ended March 31, 2013 and 2014, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2014 (April 1st to December 31st)	$1,636
2015	1,938
2016	1,248
2017	1,239
2018	1,051
Thereafter	2,078
Total	$9,190

5. Long-Term Debt

On March 6, 2014, the Company completed a refinancing of its credit facilities. Under the terms of the new credit facility agreement with a syndicated bank group, the Company maintains a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in March 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of March 2019. The interest rate on the new credit facility (hereinafter the “Credit Facility”) is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement. As of March 31, 2014, the interest rate on the Credit Facility was 4.23%. The Company drew the full $40,000 Term Loan and $32,300 on the Revolver at closing, and such amounts were outstanding as of March 31, 2014. See Note 11 for discussion of the Revolver pay-down in April 2014.

During the three months ended March 31, 2014, the Company incurred financing costs on the Credit Facility of $1,211, which have been deferred and are being amortized using the effective interest rate method through the final maturity of the Credit Facility, and incurred prepayment fees of $1,016 on the former credit facilities, which was charged to expense. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. In connection with the refinancing, during the three months ended March 31, 2014, the Company wrote-off unamortized deferred financing costs of $2,845 related to the former credit facilities.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of March 31, 2014.

In connection with the refinancing discussed above, the Company repaid all outstanding borrowings under its former credit facilities, and such credit facilities were terminated.

Under the former senior credit facility, as amended, with a bank, the Company maintained (i) an accounts receivable-backed revolver, with a maximum borrowing limit equal to the lesser of $30,000 and 80% of eligible accounts receivable, and (ii) an $8,500 term loan. As of December 31, 2013, outstanding borrowings under the former revolver and former term loan amounted to $30,000 and $1,333, respectively, and as of such date, the interest rates on the former revolver and former term loan were 5.25% and 6.50%, respectively. The principal under the former revolver was due in full in September 2015. The maturity date of the former term loan was December 2014.

Under the Company’s former subordinated credit facility, as amended, the Company maintained a $40,000 term loan. As of December 31, 2013, outstanding borrowings under the former subordinated credit facility amounted to $40,000 and the interest rate on such facility was 14.0%. The maturity date of the former subordinated credit facility was October 2015 with respect to $35,000 and November 2016 with respect to $5,000.

The former senior credit facility and former subordinated credit facility contained certain financial and operational covenants, including restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the ability of the Company to pay dividends and make other distributions. The Company was in compliance with the financial and operational covenants of the former credit facility and former subordinated credit facility as of December 31, 2013.

In connection with the former senior credit facility and former subordinated credit facility, as well as other former credit facilities that were in place previously, the Company issued to the lenders warrants to purchase a total of: i) 592,501 shares of common stock at $0.015 per share, ii) 112,959 shares of Series F redeemable convertible preferred stock at $7.61 per share, and (iii) 110,018 shares of Series C redeemable convertible preferred stock at $3.27 per share. Each of the above warrants were immediately exercisable and, accordingly, the Company calculated the fair value of the warrants using the Black-Scholes option pricing model and recorded deferred financing costs related to the issuances of the warrants in the respective periods.

On April 2, 2014, in connection with the closing of the Company’s IPO, the above warrants to purchase 222,977 shares of preferred stock were converted into warrants to purchase an aggregate of 148,650 shares of common stock. This conversion resulted in the warrant liability of $1,140 being reclassified to additional paid-in capital as of April 2, 2014.

6. Common Stock and Redeemable Convertible Preferred Stock

On March 12, 2014, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 1-for-1.5 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock and per share amounts contained in the Company’s consolidated financial statements and related notes thereto have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on March 14, 2014.

The number of shares of the Company’s redeemable convertible preferred stock was not adjusted in connection with the 1-for-1.5 reverse stock split of common stock referred to above. The Company’s redeemable convertible preferred stock consisted of the following at each of December 31, 2013 and March 31, 2014:

	Shares		Stated value,
	Authorized	Issued and outstanding	net of expenses	Liquidation preference
Redeemable convertible preferred stock:
Series A	3,450,000	3,450,000	$1,053	$1,725
Series B	2,547,252	2,547,252	4,413	4,500
Series C	1,943,651	1,833,633	5,882	6,000
Series D	3,934,855	3,934,855	25,354	27,027
Series E	8,930,966	8,930,966	71,250	15,789
Series F	3,064,087	2,951,128	22,468	22,468
Series G	3,333,333	3,172,436	28,346	37,118
Total	27,204,144	26,820,270	$158,766	$114,627

Conversion of the Redeemable Convertible Preferred Stock

Each share of redeemable convertible preferred stock was convertible at the option of the holder, at any time, into such number of fully paid shares of the Company’s common stock equal to the applicable original issue price for such share of redeemable convertible preferred stock divided by the applicable conversion price for such share of redeemable convertible preferred stock then in effect. As of December 31, 2013, the original issue prices and the conversion prices for each series of redeemable convertible preferred stock were as follows: $0.50 for Series A, $1.77 for Series B, $3.27 for Series C, $6.87 for Series D, $7.98 for Series E, $7.61 for Series F and $9.00 for Series G. The conversion prices for each series of redeemable convertible preferred stock were subject to adjustment upon the occurrence of certain specified events, including stock dividends, stock splits, combinations or other similar recapitalizations, and issuance of capital stock at a price below the conversion price in effect for such series of redeemable convertible preferred stock. The conversion price for the Series G convertible preferred stock was also subject to further adjustment in the event of an IPO with a public offering price of less than $11.88 per share.

In connection with the March 14, 2014 1-for-1.5 reverse stock split, the conversion prices for each series of redeemable convertible preferred stock were subject to a 1-for-1.5 adjustment. As a result, upon the closing of the IPO, the 23,647,834 outstanding shares of Series A, Series B, Series C, Series D, Series E and Series F redeemable convertible preferred stock converted into a total of 15,765,223 shares of common stock. Based on this 1-for-1.5 adjustment, the conversion price for the IPO adjustment specific to the Series G shares increased from $11.88 per share to $17.82 per share. Based on the public offering price of $14.00 per share, the 3,172,436 outstanding shares of Series G convertible preferred stock converted into a total of 2,692,012 shares of common stock, including an additional 577,055 shares of common stock issued as a result of the specific Series G IPO adjustment feature or “ratchet provision.” The ratchet provision, which is treated as a deemed stock dividend for accounting purposes, was calculated as the difference between the number of shares of common stock each holder of Series G would receive upon the automatic conversion of the Series G shares and the number of shares contingently issuable just prior to the automatic conversion based on the initial conversion price multiplied by the IPO price of $14.00 per share, which represents the fair value of the common stock on the date of conversion. On April 2, 2014, the Company recorded a one-time $8,079 non-cash preferred stock deemed dividend related to the issuance of additional common shares resulting from the ratchet provision. Such non-cash preferred stock deemed dividend results in an increase to net loss to arrive at net loss attributable to common stockholders and, consequently, results in an adjustment to the Company’s computation of net loss per share attributable to common stockholders (refer to Note 8).

Issuance of Common Stock Warrant

During the three months ended March 31, 2014, the Company issued to one of its website partners a warrant to purchase 100,000 shares of common stock at $0.015 per share, in connection with the website partner agreeing to extend the advertising representation agreement by two years. The warrant was immediately exercisable and, accordingly, the Company calculated the fair value of the warrant using the Black-Scholes option pricing model and recorded $1,131 of deferred financing costs related to the issuance, which will be amortized to the Company’s operating results over the remaining life of the agreement.

7. Stock-Based Compensation

Stock Options

The Company has historically granted non-statutory stock options to employees, directors and consultants of the Company pursuant to its 2003 Stock Option Plan, as amended (the “2003 Plan”). The Board of Directors and the Company’s stockholders subsequently approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014. Upon the effectiveness of the 2014 Plan, no additional options have been or will be granted under the 2003 Plan.

The aggregate number of shares of the Company’s common stock that may be issued pursuant to the 2014 Plan is the sum of (1) 200,000 shares, (2) the 388,781 shares reserved for issuance under the 2003 Plan at the time the 2014 Plan became effective, and (3) any shares subject to outstanding stock options that would otherwise have returned to the 2003 Plan (such as upon the expiration or termination of stock options prior to vesting). In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year from January 1, 2015 through January 1, 2024 by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors. As of March 31, 2014, 593,574 shares have been reserved for issuance under the 2014 Plan and no shares have been granted under the 2014 Plan.

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2013	5,457,791	$7.61	6.54	20,396
Granted	1,472,101	14.53
Exercised	(113,580)	4.26
Cancelled	(142,506)	8.22
Outstanding at March 31, 2014	6,673,806	$9.14	7.12	$33,737
Exercisable at March 31, 2014	3,965,974	$7.33	5.59	$26,396

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $1,172 and $910, respectively, for the three months ended March 31, 2014. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $3 and $12, respectively, for the three months ended March 31, 2013.

There were no options granted during the three months ended March 31, 2013. The weighted-average fair value per share at date of grant for options granted during the three months ended March 31, 2014 was $7.56. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the three months ended March 31, 2013 and 2014:

	2013	2014
Volatility	50.26%	49.77%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.32%	1.92%
Dividend yield	—	—
12

The expected stock price volatilities are estimated based on historical realized volatilities of comparable publicly traded company stock prices over a period of time commensurate with the expected term of the option award. The expected life represents the period of time for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life for options qualifying for treatment due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

Total stock-based compensation expense was $480 (including $28 relating to discontinued operations) and $1,069 for the three months ended March 31, 2013 and 2014, respectively.

At March 31, 2014, there was approximately $11,755 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.98 years. The total fair value of stock options vested during the three months ended March 31, 2013 and 2014 was $1,402 and $953, respectively.

2014 Employee Stock Purchase Plan

The Company’s directors adopted, and the stockholders subsequently approved, the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP, which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. For the initial offering period, the fair market value on the first day of the offering period was the $14.00 IPO price. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee. The ESPP did not materially impact the Company’s results of operations for the three months ended March 31, 2014.

8. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares include incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. For the three months ended March 31, 2013 and 2014, the Company had outstanding options, warrants and preferred stock as disclosed in Notes 5, 6 and 7, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

The unaudited pro forma net loss per share attributable to common stockholders for the three months ended March 31, 2014 assumes as of the first day of the quarter then ended (i) the conversion of all outstanding shares of redeemable convertible preferred stock into an aggregate of 18,457,235 shares of common stock, (ii) the issuance of 149,839 shares of common stock upon the automatic net exercise of a warrant, (iii) the issuance and sale of 5,622,686 common shares, including 262,686 from exercises of stock options and warrants by selling stockholders, upon the closing of the IPO, and (iv) the issuance and sale of 316,414 common shares pursuant to the underwriters’ exercise of their over-allotment option. Additionally, the pro forma net loss per share attributable to common stockholders reflects a deemed dividend on Series G redeemable convertible preferred stock of $8,079 resulting from the Series G ratchet provision (refer to Note 6).

Three months ended March 31, 2014
Numerator:
Historical net loss	$(7,759)
Plus: deemed dividend on Series G Preferred Stock	(8,079)
Pro forma numerator for basic and diluted net loss per share attributable to common stockholders	$(15,838)

Denominator:
Historical denominator for basic and diluted net loss per share—weighted average shares	5,403,846
Plus: conversion of redeemable convertible preferred stock to common stock	18,457,235
Plus: automatic net exercise of a warrant	149,839
Plus: shares issued upon initial public offering, including shares exercised by certain selling shareholders	5,622,686
Plus: shares issued pursuant to the underwriters’ exercise of their over-allotment option	316,414
Pro forma denominator for basic and diluted net loss per share attributable to common shareholders	29,950,020
Pro forma basic and diluted net loss per share attributable to common shareholders	$(0.53)
13

9. Income Taxes

The Company’s interim and annual tax provision is primarily comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for state, local and foreign taxes. Based on seasonality, the Company has historically experienced pretax losses in certain quarters and pretax income in others. Due to the combination of these items, the Company believes that using an annual effective tax rate would result in significant variances in the customary relationship between income tax expense and pretax income or loss in interim periods. As a result, the tax provision in interim periods is based upon the estimated deferred and current tax provision for the year rather than the estimated annual effective tax rate.

At December 31, 2013, the Company had approximately $108,000 of NOL carryforwards available to offset future taxable income, which expire from 2020 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2013 include $3,317 in income tax deductions related to stock options. The benefit of these losses will be reflected as a credit to additional paid-in capital as realized.

The Company has provided a valuation allowance against deferred tax assets to the extent the Company has determined that it is more likely than not that such net deferred tax assets will not be realizable. In determining realizability, the Company considered various factors including historical profitability and reversing temporary differences. The Company’s net deferred tax liabilities arose due primarily to basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. In February 2014, the Company received notification that its U.S. Federal tax return for the year ended December 31, 2011 would be audited. As of March 31, 2014, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

10. Commitments and Contingencies

The Company is subject to certain claims that have arisen in the ordinary conduct of business. Based on the advice of counsel and an assessment of the nature and status of any potential claim, and taking into account any accruals the Company may have established for them, the Company currently believes that any liabilities ultimately resulting from such claims will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. Subsequent Events

On April 2, 2014, the Company closed its IPO. The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $72,019, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling approximately $8,325. As a result of the IPO, the Company’s common stock, redeemable convertible preferred stock, additional paid-in capital, and stock options and warrants to purchase stock changed as follows: i) the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, ii) all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision (refer to Note 6), iii) certain selling stockholders exercised stock options and warrants for an aggregate of 262,686 shares of common stock, iv) 149,839 shares of common stock were issued upon the automatic net exercise of a warrant, and v) outstanding warrants to purchase 222,977 shares of redeemable convertible preferred stock automatically converted into warrants to purchase an aggregate of 148,650 shares of common stock, which resulted in the reclassification of the preferred stock warrant liability of $1,140 to additional paid-in capital.

On April 2, 2014, in connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that amended and restated in its entirety the Company’s certificate of incorporation to, among other things, increase the total number of shares of the Company’s common stock that the Company is authorized to issue to 90,000,000, eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), and to authorize up to 10,000,000 shares of undesignated preferred stock that may be issued, from time to time with terms to be set, by the Company’s Board of Directors, which rights could be senior to those of the Company’s common stock.

On April 7, 2014, the Company paid down the $32,300 outstanding balance on its Revolver. As of the date of this filing, the full $35,000 line under the Revolver was available to be drawn (see Note 5).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our prospectus dated March 27 2014, filed with the Securities and Exchange Commission, or SEC, on March 28, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act (Registration No. 333-194097).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everyday Health, Inc., or “we” or “us,” is a leading digital health and wellness company. By combining premium health and wellness content with our sophisticated proprietary data assets and analytics tools, we enable consumers to manage their health, healthcare professionals to stay informed and make better decisions for their patients, and marketers to communicate and engage with consumers and healthcare professionals. Our properties fall into the following categories: (i) properties that we own and/or operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities, including Everyday Health, MedPage Today, What to Expect, Dr. Sanjay Gupta, Physicians’ Desk Reference and Jillian Michaels; and (ii) properties where we manage and sell advertising opportunities on behalf of partners, including MayoClinic.org and Drugstore.com. We utilize our proprietary technology, together with our extensive data assets, to personalize the content experience, empower our users to make more-informed health decisions and drive better health outcomes. We deliver our content and solutions whenever, wherever and however a user makes a health-related decision through multiple channels, including desktop, mobile web, and mobile phone and tablet applications, as well as video and social media.

We also utilize the data we collect to enable health and wellness marketers to:

•	reach and engage the right audience at the right time;

•	influence purchase decisions;

•	drive health compliance and health outcomes; and

•	quantitatively prove the efficacy of the marketing solutions we implement.

We estimate that, during 2013, an average of 43 million consumers and 500,000 healthcare professionals interacted with our health and wellness properties on a monthly basis. We derive a significant majority of our revenues from the sale of advertising, sponsorships and other marketing solutions across a variety of health and wellness categories, including pharmaceuticals, over-the-counter products, food, retail and lifestyle. To a lesser extent, we generate revenues from the sale of our premium services, which consist primarily of subscriptions sold to individuals who purchase access to one or more properties in our portfolio.

In late 2010, we made a strategic decision to expand our business into the market for providing content and marketing solutions targeting healthcare professionals through our acquisition of MedPage Holdings, Inc., or MPT. We believe that the entry into the healthcare professional market provided us with a significant revenue opportunity because pharmaceutical companies spend a larger percentage of their marketing budgets on healthcare professionals as compared to consumers. In addition, the acquisition of MPT enables us to offer marketers the ability to target both healthcare professionals and consumers with a single marketing solution. Since we acquired MPT, we have grown the MPT audience of physicians and other healthcare professionals and increased user engagement through various editorial enhancements and expanded mobile offerings.

In late 2010, we also made a strategic decision to make significant investments in product development, technology, sales and data and analytics in order to build the foundation for the next stage of our growth across both our consumer and professional operations. These investments included:

• increasing our headcount in key departments, including sales, product, technology and data sciences;

• expanding our online video capabilities, as well as our launch of an Everyday Health YouTube channel and the production of two broadcast television shows;

• enhancing significant product and technology for our mobile offerings;

• expanding our data collection and research capabilities in order to provide more sophisticated campaign analytics and effectiveness reporting to our advertising customers;

• enhancing our social media offerings and capabilities; and

• acquiring two companies in order to expand our consumer platform. Specifically, we acquired DDC Internet, Inc., an online directory for healthcare professionals, in April 2011 and EQAL, Inc., a video production and social media company, in September 2012.

The investments in our business between late 2010 and the end of 2012 increased our operating expenses and capital expenditures and reduced our Adjusted EBITDA. We believe, however, that these investments have positioned us for revenue growth in the future by broadening our revenue opportunities and improving our operating leverage. For example, we have recently begun exploring ways to utilize our existing core assets to create revenue opportunities through targeting payors, providers and employers. We expect our operating expenses to increase in 2014 and 2015, but to decrease as a percentage of revenues. As a result, we expect that our Adjusted EBITDA will improve in 2014 and 2015, and expect that our capital expenditures will decline as a percentage of revenues over the same period.

Background Information

Key Trends Affecting Our Business

We believe that the following key trends drive our ability to continue to grow our business:

• Marketers are allocating an increasing proportion of their advertising spending to online advertising and are seeking solutions that better target their audience and maximize return on investment, or ROI. We believe that the ability to offer complex data-driven solutions that demonstrate ROI will be a key determinant in our success in attracting marketing dollars in the coming years. We also believe that the online percentage of the total health-related advertising market is still relatively small, and that this percentage will increase in the coming years.

• The Internet and digital and mobile devices have become indispensable for both consumers seeking to take a more active role in managing their diverse health and wellness needs and healthcare professionals striving to provide better care for their patients and manage their practices more efficiently. We believe that individuals will increasingly seek out digital content and solutions, and spend more time interacting with these digital channels, to educate themselves, directly manage and monitor their health and wellness, and make a wide array of other health-related purchase decisions, including purchasing health insurance.

• The pharmaceutical industry is experiencing a major shift from large mass-market “blockbuster” drugs to niche or specialty medications that target discrete patient populations. At the same time, dramatically-reduced sales forces and other restrictions on interacting directly with physicians have made it more difficult for pharmaceutical companies to efficiently market their products and services. As a result, we believe the need for these companies to interact with consumers and physicians more directly through digital channels will increase significantly.

• The evolving healthcare environment is forcing many health-related companies to face new challenges and adopt, in many cases for the first time, strategies targeting consumers and healthcare professionals. We believe our large and engaged audience, premium brands and a rich database of user information afford us a significant opportunity to grow our revenues as these entities, including health insurance companies, pharmacy benefit management companies and health information technology vendors, seek new ways to drive down costs, acquire new customers and utilize technology to achieve better health outcomes.

Key Metric

We use the following key financial metric in measuring the performance of our business, allocating resources and making decisions regarding operating strategies.

• Average Advertising and Sponsorship Revenues per Advertiser. Average advertising and sponsorship revenues per advertiser is our advertising and sponsorship revenues from advertisers that marketed their products and services on the Everyday Health portfolio during a specific period divided by the total number of advertisers. We use this metric to assess our success in expanding our advertising and sponsorship relationships and increasing our market share of advertising dollars from each of our customers.

The following represents our recent performance with respect to this key metric:

	Three months ended March 31,
	2014	2013

Advertising and sponsorship revenues per advertiser ($ in thousands)(1)	195.8	137.2

(1)   Based on 167 and 185 total advertisers for the three months ended March 31, 2014 and 2013, respectively.

Revenues

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Our advertising and sponsorship revenues, also referred to as marketing solutions revenue, consist primarily of revenues generated from:

• interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships within the Everyday Health portfolio, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

• display advertisements on properties in the Everyday Health portfolio and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

• customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers; and

• our Health Reach marketing programs that allow marketers the opportunity to target specific audiences outside of the Everyday Health portfolio using our audience data and analytics.

Increasing our advertising and sponsorship revenues attributable to interactive brand sponsorships has been an important focus for us in the past few years. Interactive brand sponsorships represented approximately 50% of our advertising and sponsorship revenues in 2013 and we expect that to continue to be the case in 2014.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Our advertising and sponsorship revenue delivered via mobile channels increased 56.5% to $9.7 million in the first quarter of 2014 from $6.2 million in the first quarter of 2013.

Our advertisers and sponsors consist primarily of pharmaceutical companies, manufacturers and retailers of over-the-counter products and consumer-packaged-goods and healthcare providers, such as hospitals and other healthcare professionals.

Our premium services revenues consist primarily of revenues generated from subscriptions sold to individuals who purchase access for a defined period of time to one or more of the properties in the Everyday Health portfolio. Our subscription services are designed to provide the consumer with the ability to access consumer health content from well-recognized sources, and to personalize or customize a specific health or wellness program.

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues, which represents a much larger revenue opportunity than premium services. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the quarters ended March 31, 2014 and 2013, our advertising and sponsorship revenues accounted for 87.2% and 83.2% of total revenues, respectively, and our premium services revenues accounted for 12.8% and 16.8% of total revenues, respectively. We anticipate that revenues derived from advertising and sponsorship services will continue to grow in the future as a percentage of total revenues. Our premium services, however, generate a significant portion of our registered users and the valuable data that is voluntarily provided to us, including demographic information and health-related interests, enables us to grow our advertising and sponsorship revenues. As a result, while we expect that premium services revenues will continue to decrease as a percentage of total revenues, our subscription products will continue to serve as an important source for registered users that will drive our advertising and sponsorship revenues and potentially offset any decline in our direct revenue from premium services. Although to date, revenues from payors, providers and employers have been immaterial, we expect that these revenues will likely increase as we seek to utilize our existing assets to address the consumer engagement needs of these entities. To the extent that our revenues from these sources increase in the future, this may alter the trends described above.

The timing of our revenues is affected by certain seasonal factors. Our advertising and sponsorship revenues are traditionally the lowest in the first quarter of the year, due primarily to the seasonal spend patterns of our advertising customers, and increases throughout the remainder of the year. Conversely, due to high consumer demand for diet and fitness programs at the start of each year associated with annual resolutions to live healthier lifestyles, we traditionally increase our media expenditures in the first calendar quarter to promote properties in the Everyday Health portfolio that focus on diet and fitness. As a result of these trends, our gross margin tends to be lowest in the first quarter of each calendar year, typically increasing with each consecutive quarter. We anticipate that, as our revenues increase, our gross profit will continue to increase while our period-over-period gross margin may not increase commensurately.

Cost of Revenues, Gross Profit and Gross Margin

The Everyday Health portfolio includes properties that we own, properties that we operate in partnership with leading offline health brands and properties where we manage and sell advertising opportunities on behalf of partners. Cost of revenues consists primarily of the expenses associated with aggregating the total audience across the Everyday Health portfolio or delivering an audience to fulfill a marketing campaign. These costs include:

• media costs;

• royalty payments to the Everyday Health portfolio partners; and

• to a lesser extent, transaction processing costs associated with subscription fees for our premium services, ad serving and other expenses.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels where we advertise our Everyday Health portfolio. These media activities are directly attributable to generating revenue, increasing the audience to the properties we operate, increasing the number of individuals subscribing to our premium services and growing our registered user base. Our partner royalties are generally based on the amount of revenues generated on the particular property. In some cases, we guarantee the partner a minimum annual payment.

We carefully monitor our gross profit and gross margin because they are key indicators of our financial performance and success in aggregating and monetizing our audience across the entire Everyday Health portfolio. Gross profit is defined as total revenues minus cost of revenues. Gross margin is defined as our gross profit as a percentage of our total revenues. While we focus on the growth of both gross profit and gross margin, we may make investments from time to time that will position us for growth at the expense of gross margin.

Since our operating decisions are based on aggregating and monetizing the Everyday Health portfolio audience as a whole, we believe that our aggregate gross profit is an important measure of our overall performance and do not believe that the gross profit associated with any individual property or category of properties is meaningful to an analysis of our overall operating performance. The gross margin we realize on revenues generated on our owned and our operated properties, however, is generally higher than the gross margin generated from properties within our portfolio that are operated by our partners because we typically pay a higher royalty rate to partners that operate their own properties. At the same time, some of the other costs to operate the properties in the Everyday Health portfolio, such as product development expenses, website hosting and maintenance expenses, are included in operating expenses and not reflected in our cost of revenues. As a result, we also believe that our Adjusted EBITDA is an important metric for measuring our overall financial performance (for a detailed description of Adjusted EBITDA, please refer to “Supplemental Financial Information” below).

Both our gross profit and gross margin improved for the three months ended March 31, 2014, compared to the prior year period, as shown in the table below:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Revenues	$37,505	$30,504
Revenue growth	23.0%	6.9%
Cost of revenues	$11,421	$9,835
Gross profit	$26,084	$20,669
Gross margin	69.5%	67.8%
18

We expect our gross profit to continue to improve in the near term as we continue to aggregate our audience more efficiently and enhance our monetization capabilities across the entire Everyday Health portfolio. While we expect our cost of revenues to continue to increase on an absolute basis in the foreseeable future, we do not believe that any such increases will negatively impact our gross profit or Adjusted EBITDA since we anticipate that the growth in our total revenues will continue to exceed the increase in our cost of revenues.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our account management, research, marketing, sales and data sciences and creative design personnel, as well as fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include a data sciences team that analyzes traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase in absolute dollars as we increase the number of sales, sales support and analytical personnel, but expect sales and marketing expenses to decrease as a percentage of revenues.

Product Development. Product development expenses consist of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of the properties in the Everyday Health portfolio that we operate. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel. Product development expenses also include fees paid to editorial and technology consultants; other technology costs; and depreciation and amortization expense pertaining to property and equipment, capitalized software and website and mobile development costs and video and television production costs. We expect our investment in product development to increase in absolute dollars as we continue to increase our editorial, product development and technology personnel, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payors, providers and employers. However, we expect product development expenses to decrease as a percentage of revenues.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, including non-cash stock compensation, for our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional fees and other general corporate expenses, including insurance, facilities expenses and depreciation and amortization expense pertaining to property and equipment and amortization of definite-lived intangible assets. We expect our general and administrative expenses, including accounting and legal-related expenses and insurance costs, to increase as we have transitioned to being a public company, but expect general and administrative expenses to decrease as a percentage of revenues.

Interest (Expense) Income, Net

These amounts consist principally of interest expense partially offset by interest income. Interest expense is primarily related to our credit facilities.

Other Expense

Other expense consists of certain non-operating expenses, primarily the write-off of unamortized deferred financing costs and prepayment fees incurred in connection with refinancing our credit facilities.

Income Taxes

We are subject to tax at the federal, state and local level in the U.S. and in one foreign jurisdiction. Earnings from our limited non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

As of December 31, 2013, we had approximately $108.0 million of net operating loss, or NOL, carryforwards available to offset future taxable income, which expire from 2020 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2013 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2012, approximately $0.5 million of the then-existing NOL carryforwards will be limited by Section 382. However, changes in our stock ownership resulting from our initial public offering, or IPO, or other potential future transactions, could result in additional ownership changes under Section 382. Our NOLs may also be impaired under similar provisions of state law. The NOL carryforwards at December 31, 2013 include approximately $3.3 million in income tax deductions related to stock options, which will be reflected as a credit to additional paid-in-capital as realized.

Loss From Discontinued Operations

In November 2013, we sold our Doctor Solutions business, which provided online directories and other marketing services to healthcare professionals. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from our ongoing business after the sale. As such, the operating results of this business have been reported as discontinued operations in our consolidated statements of operations.

Results of Operations

Three Months Ended March 31, 2014 and 2013

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three months ended March 31,
(in thousands)	2014	2013
Revenues:
Advertising and sponsorship revenues	$32,692	$25,380
Premium services revenues	4,813	5,124
Total revenues	37,505	30,504
Operating expenses:
Cost of revenues	11,421	9,835
Sales and marketing	10,970	9,061
Product development	10,196	10,344
General and administrative	6,411	6,355
Total operating expenses	38,998	35,595
Loss from operations	(1,493)	(5,091)
Interest expense, net	(1,863)	(2,129)
Other expense	(4,114)	—
Loss from continuing operations before provision for income taxes	(7,470)	(7,220)
Provision for income taxes	(289)	(264)
Loss from continuing operations	(7,759)	(7,484)
Loss from discontinued operations, net of tax	—	(1,745)
Net loss	$(7,759)	$(9,229)

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

Our total revenues increased 23.0% to $37.5 million during the three months ended March 31, 2014 from $30.5 million during the three months ended March 31, 2013. The $7.0 million increase in total revenues consisted of a $7.3 million increase in advertising and sponsorship revenues partially offset by a $0.3 million decrease in premium services revenues. For the three months ended March 31, 2014 and 2013, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 28.7% to $32.7 million during the three months ended March 31, 2014 from $25.4 million during the three months ended March 31, 2013. The $7.3 million increase in advertising and sponsorship revenues was attributable to an increase in revenue per advertiser, as compared to the corresponding quarter in 2013, due to expanded relationships with existing advertisers.

Premium services revenues decreased 5.9% to $4.8 million during the three months ended March 31, 2014 from $5.1 million during the three months ended March 31, 2013. The decrease was primarily attributable to a $1.0 million decrease in subscription fee revenues to $3.5 million in the three months ended March 31, 2014 from $4.5 million in the three months ended March 31, 2013. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by higher average revenue per paid subscriber per month, due to slightly increased billing plans and higher renewal rates. The decrease in subscription revenue was partially offset by a $0.7 million increase in licensing revenues.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 16.3% to $11.4 million during the three months ended March 31, 2014 from $9.8 million during the three months ended March 31, 2013. The $1.6 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues. Cost of revenues as a percentage of total revenues decreased to 30.5% during the three months ended March 31, 2014 from 32.2% for the three months ended March 31, 2013.

Sales and Marketing. Sales and marketing expenses increased 20.9% to $11.0 million during the three months ended March 31, 2014 from $9.1 million during the three months ended March 31, 2013. This $1.9 million increase was primarily due to higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data sciences teams associated with generating and supporting increased advertising and sponsorship revenues in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Sales and marketing expenses as a percentage of total revenues decreased to 29.2% during the three months ended March 31, 2014, as compared to 29.7% during the three months ended March 31, 2013.

Product Development. Product development expenses remained relatively consistent, decreasing 1.0% to $10.2 million during the three months ended March 31, 2014 from $10.3 million during the three months ended March 31, 2013. Product development expenses as a percentage of total revenues decreased to 27.2% during the three months ended March 31, 2014, as compared to 33.9% during the three months ended March 31, 2013.

General and Administrative. General and administrative expenses remained relatively consistent, totaling $6.4 million during each of the three months ended March 31, 2014 and 2013. General and administrative expenses as a percentage of total revenues decreased to 17.1% during the three months ended March 31, 2014, as compared to 20.8% during the three months ended March 31, 2013.

Interest Expense, Net. Interest expense, net, decreased 9.5% to $1.9 million during the three months ended March 31, 2014, compared to $2.1 million during the three months ended March 31, 2013. The $0.2 million decrease in interest expense was primarily due to the refinancing of our credit facilities during the three months ended March 31, 2014 at a lower interest rate compared to the prior credit facilities.

Other Expense. Other expense in 2014 consisted of certain non-operating expense charges totaling $4.1 million, consisting of the write-off of unamortized deferred financing costs of $2.8 million and prepayment fees of $1.0 million in connection with the refinancing of our credit facilities, and $0.3 million expense relating to the mark-to-market adjustment on certain preferred stock warrants. There were no similar charges for the three months ended March 31, 2013.

Provision for Income Taxes. The provision for income taxes was approximately $0.3 million during each of the three months ended March 31, 2014 and 2013. The provision pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as minimum state income taxes.

Loss From Discontinued Operations

Loss from discontinued operations totaled $1.7 million during the three months ended March 31, 2013, with no such costs during the three months ended March 31, 2014, as the Doctor Solutions business was sold in November 2013.

Supplemental Financial Information

The following discussion provides information regarding Adjusted EBITDA, a performance measure that is not determined in accordance with U.S. generally accepted accounting principles, or GAAP, as well as information regarding certain non-cash operating expenses that are reflected in the Adjusted EBITDA calculation. We use Adjusted EBITDA in conjunction with GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance.

We define Adjusted EBITDA as net loss plus: interest expense, net; income tax expense; depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earnout arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; reduction in force severance charges; loss from discontinued operations; and certain other non-cash charges such as preferred stock warrant mark-to-market adjustments. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

• Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

• It is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation and non-core operational charges, such as acquisition-related expenses and write-off of debt extinguishment costs, from Adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods.

We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital.

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of Adjusted EBITDA to net loss.

	Three months ended March 31,
(in thousands)	2014	2013
Adjusted EBITDA	$3,217	$166

Interest Expense, net	1,863	2,129
Income tax provision	289	264
Depreciation and amortization expense	3,558	3,920
Stock compensation expense	1,069	452
Compensation expense related to acquisition earnout	84	200
Write-off of debt extinguishment costs	3,861	—
Reduction in force severance charges	—	685
Preferred stock warrant mark-to-market adjustment	252	—
Loss from discontinued operations	—	1,745
Net loss	$(7,759)	$(9,229)

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended March 31,
	Depreciation/amortization		Stock compensation
(in thousands)	2014	2013	2014	2013
Sales and marketing	$299	$281	$274	$146
Product development	2,829	2,509	437	157
General and administrative	430	1,130	358	149
Total expense	$3,558	$3,920	$1,069	$452

Liquidity and Capital Resources

Working Capital

As of March 31, 2014, we had cash and cash equivalents of $14.8 million and working capital of $28.1 million. On a pro forma basis after giving effect to the closing of the IPO in April 2014 and the other IPO-related transactions discussed in Note 2 to our unaudited consolidated financial statements, we had cash and cash equivalents as of March 31, 2014 of $89.6 million and working capital of $100.1 million.

Sources of Liquidity

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our recent IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. As of March 31, 2014, we had $72.3 million of borrowings outstanding under our credit facility. Our IPO resulted in net proceeds of $72.0 million after deducting underwriting discounts and commissions and other offering costs, which consisted of $67.9 million received at the time of the IPO closing on April 2, 2014, and an additional $4.1 million received on April 30, 2014 from the underwriters’ exercise of their over-allotment option to sell additional shares.

On March 6, 2014, we refinanced our debt. Under our new credit facility with Silicon Valley Bank, SunTrust Bank and Stifel Bank & Trust, we maintain a revolver, with a maximum borrowing limit of $35.0 million, and also have a $40.0 million term loan. As of March 31, 2014, the outstanding balance on the revolver and term loan were $32.3 million and $40.0 million, respectively. The repayment terms of the revolver provide for quarterly interest payments, with the principal being due in full in March 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of March 2019. The interest rate on the revolver and the term loan as of March 31, 2014 was equal to the London Inter-Bank Offered Rate, or LIBOR, plus 4.0%, or 4.23%, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. On April 7, 2014, shortly after the closing of the IPO, we paid down the revolver in full, resulting in $35.0 million available for future borrowings under the revolver.

Operating and Capital Expenditure Requirements

Our principal uses of cash historically have been to fund operating losses, finance business acquisitions and capital expenditures relating to purchases of property and equipment to support our infrastructure and capitalized product and video/television content development. We currently expect that our existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund our anticipated cash needs for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our marketing solutions, including the impact of changes in advertiser spending behavior, and by other factors outside of our control, including general economic conditions, as well as the other risks to our business discussed under “Risk Factors.” Our cash requirements going forward may require us to raise additional funds through borrowing or the issuance of additional equity or equity-linked securities. Any increase in the amount of our borrowings will result in an increase in our interest expense. Future issuance of equity or equity-linked securities will result in dilution to the holders of our common stock. In addition, if the banking system or the financial markets are volatile, our ability to raise additional debt or equity capital could be adversely affected. Additional financing may not be available on commercially reasonable terms or at all.

Components of Liquidity and Capital Resources

	Three months ended March 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$2,080	$1,773
Net cash used in investing activities	(3,319)	(5,710)
Net cash used in financing activities	(233)	(832)
Net decrease in cash and cash equivalents	$(1,472)	$(4,769)

Operating Activities

For the quarter ended March 31, 2014, net cash provided by operating activities was $2.1 million, consisting of a loss from continuing operations of $7.8 million, adjusted for non-cash expenses of $9.3 million, including depreciation and amortization, non-cash stock-based compensation expense and amortization and write-off of deferred financing costs. Additionally, changes in operating assets and liabilities provided $0.6 million of cash, which was primarily due to a decrease in accounts receivable of $10.9 million from higher collections and an increase in deferred revenue of $0.6 million, partially offset by an $8.6 million decrease in accounts payable and accrued expenses due to the timing of vendor payments and a $2.6 million increase in prepaid expense and other current assets primarily related to the costs associated with our IPO.

For the quarter ended March 31, 2013, net cash provided by operating activities was $1.8 million, consisting of cash provided by operating activities from continuing operations of $3.5 million partially offset by cash used in operating activities from discontinued operations of $1.7 million. Net cash provided by operating activities from continuing operations of $3.5 million consisted of a loss from continuing operations of $7.5 million, adjusted for non-cash expenses of $5.4 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided $5.6 million of cash, which was primarily due to a decrease in accounts receivable of $7.7 million from higher collections and an increase in deferred revenue of $1.4 million, partially offset by a $2.4 million decrease in accounts payable and accrued expenses due to the timing of vendor payments, as well as a $0.4 million increase in prepaid expenses and other current assets and a $0.4 million increase in additions of video and television production costs. Net cash used in operating activities from discontinued operations of $1.7 million consisted primarily of the operating loss from the discontinued operations during the quarter ended March 31, 2013.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, internally developed software and website development costs, and leasehold improvements. Additionally, our investing activities included payments made to acquire businesses.

We used $3.3 million of net cash in investing activities during the quarter ended March 31, 2014, primarily for additions to property and equipment.

We used $5.7 million of net cash in investing activities during the quarter ended March 31, 2013, consisting of $2.8 million for purchases of property and equipment, $2.1 million for payments related to an acquisition, and $0.8 million for security deposits for additional office space.

Financing Activities

Our primary financing activities have historically consisted of the issuance of redeemable convertible preferred stock, borrowings and repayments under our credit facilities, and proceeds from the exercise of stock options.

We used $0.2 million of net cash in financing activities during the quarter ended March 31, 2014. This primarily related to the debt refinancing in March, which consisted of $72.3 million in proceeds from the new credit facility offset by a $71.3 million repayment of outstanding borrowings under our former credit facilities along with prepayment fees on the former credit facilities of $1.0 million and closing costs on the new facility of $1.2 million. Additionally, we received $1.2 million in proceeds from the exercise of stock options in the quarter ended March 31, 2014.

We used $0.8 million of net cash from financing activities during the quarter ended March 31, 2013, primarily from the repayment of principal under our former credit facilities.

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

We believe the judgments and estimates involved in revenue recognition and deferred revenue, capitalized software and website development cost, goodwill, other long-lived assets and stock-based compensation have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated March 27, 2014, filed with the SEC on March 28, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and inflation. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk. Our interest income is primarily generated from interest earned on short-term investments in U.S. Treasury securities and other money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facilities. Based on the $72.3 million of borrowings outstanding under our credit facilities as of March 31, 2014, and the interest rates in effect at that date, our annual interest expense would amount to $3.1 million. A hypothetical interest rate increase of 1% on our credit facilities would increase annual interest expense by $0.7 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Foreign Currency Risk. Substantially all of our revenues and expenses are denominated in U.S. dollars and, therefore, our exposure to market risks related to fluctuations in foreign currency exchange rates is not material.

Inflation Risk. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material litigation or other legal proceeding.

Item 1A. Risk Factors

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the following statements in evaluating an investment in our common stock.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to incur losses in the future.

We have accumulated significant losses since our inception. As of March 31, 2014, our accumulated deficit was $131.5 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or sustain profitability. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unable to provide content and services that attract users to the Everyday Health portfolio on a consistent basis, our advertising and sponsorship revenues could be reduced.

Our users have numerous other online and offline sources of health and wellness related information and product offerings. Our ability to compete for user traffic depends upon our ability to provide compelling and trusted health and wellness content, tools, mobile applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals. Our ability to do so depends, in turn, on:

• our ability to develop innovative tools and mobile applications, as well as implement new and updated features and services for existing tools and applications;

• our ability to hire and retain qualified authors, journalists and independent writers;

• our ability to license quality content from third parties; and

• our ability to monitor and respond to increases and decreases in user interest in specific topics.

If users do not perceive our content, mobile applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their visits to our portfolio. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content, applications and tools. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost or on a timely basis. The revenue opportunities generated from these efforts may fail to justify the amounts spent.

In addition, since users may be attracted to properties within the Everyday Health portfolio as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which such users will return to these properties. Because we generate revenues by, among other things, selling sponsorships in the Everyday Health portfolio, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenues to decrease and could have a material adverse effect on our results of operations.

Our failure to attract and retain users in a cost-effective manner could compromise our ability to grow our revenues and become profitable.

Our continued success is highly dependent on our ability to attract and retain consumers, physicians and other healthcare professionals in a cost-effective manner. In order to attract users to the Everyday Health portfolio, we must expend considerable amounts of money and resources for advertising and marketing. We use a diverse mix of marketing and advertising programs to promote our portfolio, and we have spent, and expect to continue to spend, significant amounts of money on these initiatives. Significant increases in the pricing of one or more of these initiatives will result in higher marketing costs. Our failure to attract and acquire new, and retain existing, users in a cost-effective manner would make it more difficult to maintain and grow our revenues and ultimately to achieve profitability.

Increasingly, individuals are using mobile devices to access online content, applications and services and, if we fail to capture a significant share of this growing market opportunity or fail to generate revenues from it, our business could be adversely affected.

The number of individuals, including physicians and other healthcare professionals, who access online content, applications and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase in the foreseeable future. To compete in this area, we must develop content, applications and tools for mobile devices that:

• users find engaging;

• work with a variety of mobile operating systems and networks; and

• achieve a high level of market acceptance.

If we fail to capture a significant share of this increasingly important portion of the market, it could adversely affect our business. As mobile technology continues to evolve, it is difficult to predict the problems we may encounter in developing and maintaining a robust mobile offering and we may need to devote additional resources to the creation, maintenance and support of our mobile offerings. Even if demand for our mobile applications continues to grow and we achieve a significant share of this market, we cannot assure you that we will be able to achieve significant revenues or profits from these efforts. If we are unable to successfully implement monetization strategies for our mobile offerings, our revenues and financial results may be negatively affected.

If we are unable to prove that our advertising and sponsorship offerings provide a good return on investment for our customers, our financial results could be harmed.

Our ability to grow our advertising and sponsorship revenues will be dependent on our ability to demonstrate to marketers that their marketing campaigns in the Everyday Health portfolio provide a meaningful ROI relative to offline and other online opportunities. We have invested significant resources in developing our research, analytics and campaign effectiveness capabilities and expect to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship in the Everyday Health portfolio will depend, in part, on the sophistication of our analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated advertising offerings that provide value to our customers or demonstrate our ability to provide such value to our customers, our financial results will be harmed.

Our advertising and sponsorship revenues are primarily derived from short-term contracts that may not be renewed.

Many of our advertising and sponsorship contracts are short-term commitments and are subject to termination by the customer. Despite the short-term nature of these commitments, we typically expend significant resources over a lengthy sales cycle to obtain these contracts. Moreover, the time between the execution of a contract with the advertiser or sponsor for a program and the delivery of our services may be longer than expected, especially for larger contracts, and may be subject to delays over which we have little or no control. Our current customers may not fulfill their obligations under their existing contracts or continue to advertise with us beyond the terms of their existing contracts. If a significant number of advertisers, or a few large advertisers, decide to reduce their expenditures with us or to discontinue advertising with us, we could experience a material decline in our revenues.

Our advertising and sponsorship revenues are subject to fluctuations due to a number of factors that are beyond our control, including the timing and amount of expenditures by our customers.

Advertising and sponsorship revenues comprise a significant component of our revenues. Our advertising and sponsorship revenues accounted for approximately 87.2% of our total revenues for the quarter ended March 31, 2014. Advertising spending in the markets in which we compete can fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

• variations in expenditures by advertisers due to budgetary constraints;

• the cancellation, non-renewal or delay of campaigns;

• advertisers’ internal review process;

• the cyclical and discretionary nature of advertising spending;

• the timing of FDA approvals of prescription drugs and medical devices;

• regulatory changes affecting advertising and promotion of prescription drugs and medical devices;

• seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that affect the promotion of specific products; and

• general economic conditions, including those specific to the Internet and media industries.

Failure to maintain and enhance our brands could have a material adverse effect on our business.

We believe that our brand identity is critical to the success of our business and in maintaining our reputation as a trusted source of health and wellness information. We also believe that maintaining and enhancing our brands are vital to expanding our user base and growing our relationships with advertisers. We believe that the importance of brand recognition and user loyalty will only increase in light of increasing competition in our markets. Some of our existing and potential competitors, including search engines, media companies and other online content providers, have well established brands with greater recognition and market penetration. We have expended considerable resources on establishing and enhancing the Everyday Health brand and the other brands in the Everyday Health portfolio. We have developed policies and procedures that are intended to preserve and enhance these brands, including editorial procedures designed to control the quality of our content. We expect to continue to devote significant additional resources and efforts to enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands.

A significant portion of the traffic to the Everyday Health portfolio is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed.

A significant portion of the traffic to the Everyday Health portfolio is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine search result listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our properties to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our properties. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our properties. In addition, search engines frequently change the criteria that determine site rankings in their search results, and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our properties and increase the ranking of other properties. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to the Everyday Health portfolio could occur, which could cause our revenues to decrease and have a material adverse effect on our results of operations.

The properties in our portfolio may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our properties. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If listed less prominently or not at all in search result listings for any reason, the traffic to the Everyday Health portfolio would likely decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which could also harm our operating results.

Our quarterly revenues and operating results are subject to significant fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly due to a number of factors, many of which are outside of our control. These factors include:

• traffic levels to the properties in our portfolio;

• our ability to introduce new and appealing content, applications and tools that will drive the growth of our user base;

• the spending priorities and advertising budget cycles of specific advertisers;

• the addition or loss of advertisers;

• the addition of new websites, mobile applications and services by us or our competitors;

• changes in our pricing policies or those of our competitors;

• costs relating to our ongoing efforts to improve our content and advertising-based service offerings; and

• seasonal fluctuations in advertising spending.

In addition, seasonal factors, including those relating to the prevalence of specific health conditions, can also affect our operating results. For example, we have historically experienced an increase in new subscriptions in the first calendar quarter. This increase typically coincides with the general trend towards making healthy lifestyle choices at the beginning of the new year.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our quarterly results of operations are not necessarily meaningful and that these comparisons are not reliable as indicators of our future performance. In addition, these fluctuations could result in volatility in our operating results and may adversely affect our cash flows. As our business grows, these seasonal fluctuations may become more pronounced. Any seasonal or quarterly fluctuations that we report in the future may differ from the expectations of securities analysts and investors. This could cause the price of our common stock to decline.

Our inability to sustain or grow our advertising rates could adversely affect our operating results.

The rates charged for advertising on the Internet, particularly in the consumer health sector, have fluctuated over the past few years due to a variety of factors, including the growth in use of search engines, automated advertising buying networks, growth of the mobile advertising market, general economic conditions and competitive offerings. We have committed significant resources to delivering content and advertising-based services designed to appeal to our customers by engaging users in a more interactive and personalized manner and seeking to provide a higher return on our customers’ advertising expenditures. However, our customers may not perceive our content offerings and advertising-based services as sufficiently valuable to justify the payment of our rates. Moreover, given the inherent difficulties in delivering a rich advertisement on mobile channels and the increasing reliance of our customers on automated advertising buying networks, we may encounter difficulties in obtaining the prices that we seek for our advertising solutions. If we are unable to maintain our historical, or grow to anticipated, pricing levels for advertising, we will experience difficulties in maintaining or growing our revenues.

Our inability to enter into new, or otherwise extend our existing, partnership arrangements or the decline in the popularity of our partners would adversely affect our ability to grow our business and revenues.

We depend on partnership arrangements under which we license content from third parties, including The South Beach Diet, Jillian Michaels and What to Expect, to attract and retain consumers to the Everyday Health portfolio. We believe that such content is an important element of our business and helps to differentiate us from our competitors. We have also entered into agreements with entities such as the Mayo Clinic and Drugstore.com to monetize their properties by selling advertising and sponsorships. Our partnership arrangements have varying duration, renewal terms and termination rights. Our inability to renew our existing partnership arrangements, or to otherwise enter into new arrangements, in each case on commercially favorable terms, could adversely affect the appeal of our portfolio to our users, advertisers and partners.

In addition, we rely on the popularity and credibility of partners that are associated with certain properties in the Everyday Health portfolio. These partners may not retain their current appeal or may become subject to negative publicity. The popularity and credibility of the properties associated with these partners also depend on the quality and acceptance of competing content released into the marketplace at or near the same time, the availability of alternative sources for the information, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Consumer preferences change frequently, and it is a challenge to anticipate what offerings will be successful at a certain point in time. Any decline in the popularity of the content offerings, or any negative publicity, whether individually or with respect to the content offerings associated with the properties associated with these partners, may have an adverse impact on our business and revenues.

Significant declines in our premium subscription-based business could adversely affect our operating results.

Our premium services consist primarily of subscriptions sold to users who purchase access to one or more of the properties in our portfolio or to a specific interactive service or application, including www.JillianMichaels.com or www.SouthBeachDiet.com. As our growth strategy has evolved to focus primarily on advertising and sponsorship services, we have experienced a decline in the number of paid subscribers to our premium services in recent years and a decline in our overall subscription revenues. Subscribers may choose not to renew their subscriptions for many reasons at any time prior to the renewal date, including:

• a desire to reduce discretionary spending;

• a perception that they do not use the service sufficiently;

• a belief that the service is a poor value or that competitive services provide a better value or experience; or

• a feeling that subscriber service issues are not satisfactorily resolved.

We expect the decline in our subscription revenues to continue. However, if we are unable to add a sufficient number of new subscribers or if our existing subscribers cancel at a more rapid rate than anticipated, our financial results could be negatively impacted.

If we are unsuccessful at pursuing adjacent opportunities in the broader health and wellness sectors, we may not be able to achieve our growth and business objectives.

To date, we have principally focused on providing health and wellness content to consumers and healthcare professionals and providing marketing solutions to our customers. However, an important component of our growth strategy involves leveraging our core assets to pursue adjacent opportunities in the broader health and wellness sectors. We believe that our large audience, sophisticated interactive tools and our ability to drive better health outcomes will open up new revenue opportunities for us in the broader health and wellness industries. For example, we have recently begun exploring the utilization of our existing core assets to target payors, providers and employers. However, our experience in marketing to new potential customers in these areas is limited. In the future, we may explore other opportunities to leverage our core assets, although we have not yet developed specific target offerings to address them. Therefore, we will need to make additional investments in product development and sales and marketing in order to effectively pursue such opportunities. If we are unable to successfully develop new offerings to pursue such opportunities or we are unable to successfully market our offerings to these potential customers in adjacent markets, we may not be able to achieve our growth and business objectives.

We face significant competition in attracting both users and advertising customers.

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change. Our properties face competition from numerous other companies, both in attracting users and in generating revenue from advertisers. We compete for users and advertisers with the following:

• websites, mobile applications and other products and services that provide online health and wellness information directed at consumers and/or healthcare professionals, including both commercial websites and non-profit and governmental websites;

• general interest consumer websites that offer specialized health sub-channels or functions;

• search engines that provide specialized health search;

• other high-traffic websites that include both health-related and non-health-related content and services, including social media websites;

• advertising networks that aggregate traffic from multiple websites; and

• offline publications and information services.

We believe that the depth and breadth of our content offerings and advertising-based services across the consumer and professional health spectrum differentiate us from our competitors. However, since there are no meaningful barriers to entry into the markets in which we participate, we anticipate that competition for users will continue to intensify, particularly as our competitors broaden their product offerings. As we continue to diversify the breadth of our content offerings and advertising-based services and expand internationally, we expect our competitors to further expand as well. Our current and future competitors may offer new categories of content, products or services before we do, which may give them a competitive advantage when trying to attract consumers or advertisers. Moreover, both existing and potential users may perceive our competitors’ offerings to be superior to ours.

We also compete for advertisers with the information sources mentioned above. Advertising customers seek to allocate expenditures in a way that will enable them to reach the broadest audience in the most targeted and cost-efficient manner. Advertisers may choose to work with our competitors due to a variety of factors, including:

• preference for our competitors’ online content and print offerings;

• desire to utilize other forms of advertising offered by our competitors that we do not offer; and

• price and reach.

Moreover, we are increasingly seeking to deploy our assets to service the consumer engagement needs of payors, providers and employers. Because this area is rapidly evolving, the competitive landscape is still developing, and we may be unsuccessful in competing in this market.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. As a result, we could lose market share to our competitors, and our revenues could decline.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

During the last several years, we have acquired a number of complementary businesses, products and technologies. We intend to continue to seek other complementary acquisitions in the future. Acquisitions and investments involve numerous risks, including:

• potential negative impact on our financial results because they may require us to incur charges and substantial debt or liabilities, may require us to amortize, write down or record impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

• difficulty in assimilating the operations and personnel of acquired businesses and/or unexpected expenses in connection therewith;

• potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;

• potential loss of key personnel, customers or users from either our current business or an acquired company’s business;

• unanticipated expenses relating to implementing or improving internal controls, procedures and policies appropriate for a public company of a business that prior to the acquisition lacked these controls, procedures and policies;

• potential litigation resulting from our business combinations or acquisition activities; and

• potential unknown liabilities associated with the acquired businesses.

Our inability to integrate any acquired business successfully or the failure to achieve any expected synergies could result in increased expenses and a reduction in expected revenues or revenue growth. In addition, we may not be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. As a result, our stock price could fluctuate or decline.

The costs associated with potential acquisitions or strategic partnerships could dilute your investment or adversely affect our results of operations.

In order to finance acquisitions, investments or strategic partnerships, we may use equity securities, debt, cash or a combination of the foregoing. Any issuance of equity securities or securities convertible into equity may result in substantial dilution to our existing stockholders, reduce the market price of our common stock or both. Any debt financing is likely to increase our interest expense and include financial and other covenants that could have an adverse impact on our business. In addition, an acquisition may involve non-recurring charges, including write-downs of significant amounts of intangible assets or goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, or at all. We do not intend to seek security holder approval for any such acquisition or security issuance unless required by applicable law, regulation or the terms of our existing securities.

There are a number of risks associated with expansion of our business internationally.

Although currently our international operations are not material, expansion into international markets is one of the key elements of our growth strategy. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets. These include:

• strong local competitors that are better attuned to the local culture and preferences;

• the need to adapt the content and advertising programs on our properties to meet local needs and to comply with local legal and regulatory requirements;

• varied, unfamiliar and unclear legal and regulatory restrictions, including intellectual property laws, as well as unforeseen changes in legal and regulatory requirements;

• limitations on our activities in foreign countries;

• more restrictive data protection regulation, which may vary by country;

• difficulties in staffing and managing multinational operations;

• difficulties in finding appropriate foreign licensees or joint venture partners;

• distance, language and cultural differences;

• foreign political and economic uncertainty;

• currency exchange-rate fluctuations; and

• potential adverse tax requirements.

We have limited experience in managing international operations. As a result, we may face difficulties and unforeseen expenses in expanding our business internationally, and even if we attempt to do so, we may be unsuccessful.

We may not be able to attract, hire and retain qualified personnel in a cost-effective manner, which could impact the quality of our content offerings and advertising-based services and the effectiveness and efficiency of our management, resulting in increased costs and lower revenues.

Our success depends on our ability to attract, hire and retain, at commercially reasonable rates, qualified editorial, sales and marketing, data sciences, customer support, technical, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense and our personnel are often presented with compelling new opportunities. Our personnel may terminate their employment at any time for any reason, and in the recent past, a number of our talented personnel have terminated their employment with us to seek other opportunities. Loss of personnel may result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel, or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our users and customers properly or maintain the quality of our content offerings and advertising-based services.

Our growth could strain our personnel, technology and infrastructure resources. If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our growth in our business and operations, including the integration of a number of acquisitions, has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our content offerings and advertising-based services and our expansion into new product offerings and geographic areas, will continue to place similar strains on our management, technology and infrastructure. Our success will depend in part upon our ability to manage our growth. To manage the expected growth of our business and operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. The resulting additional capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting cost reductions in the short term.

Our business has undergone significant changes in recent years, which may make it difficult for you to evaluate our business and future prospects.

We operate in new markets that are changing rapidly. Our business has undergone significant changes in recent years as a result of:

• changes in the content offerings that we make available to our users, particularly our entry into the healthcare professional market in 2010;

• changes in the type of advertising-based services we offer, particularly the growth in our sponsorship revenues;

• changes in the revenue mix derived from our offerings, including an increasing reliance on advertising and sponsorship revenues;

• acquisitions;

• technological changes; and

• changes in the markets in which we compete.

We expect our business to undergo further changes, including as we explore ways to address the consumer engagement needs of payors, providers and employers. These changes in our business may make it difficult to forecast our future operating and financial performance. Many companies seeking to provide digital health and wellness solutions have failed to become profitable, and some have ceased operations. We cannot assure you that our current strategy will be successful or that our business and revenues will continue to grow.

Given the tenure and experience of our Chief Executive Officer, and his guiding role in developing our business and growth strategy since our inception, our growth may be inhibited, or our operations may be impaired, if we were to lose his services.

Our growth and success depends to a significant extent on our ability to retain Benjamin Wolin, our Chief Executive Officer, who co-founded our company and has led the growth and management of our business since its inception. The loss of the services of Mr. Wolin could result in our inability to manage our operations effectively and to implement our business strategy. This may cause our stock price to fluctuate or decline. Further, we cannot assure you that we would be able to successfully integrate a newly-hired chief executive officer with our existing management team.

Risks Related to Our Intellectual Property and Technology Platform

If our intellectual property and technologies are not adequately protected to prevent use or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property both in the U.S. and in foreign countries. We rely, and expect to continue to rely, on a combination of confidentiality and licensing agreements with our employees, consultants and third parties with whom we have relationships, along with trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. We rely on our trademarks, trade names and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Competitors may adopt service marks or trademarks similar to ours or use identical or similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion by our users and customers. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we may be forced to rebrand our products and services, which could result in a loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

We also possess intellectual property rights in aspects of our content, search technology, software products and other processes. However, we do not register copyrights in most of our content. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the U.S. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorneys fees in any U.S. enforcement action, and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the U.S., and our remedies in any such infringement suit may be limited. Typically, our content is primarily protected by user agreements that limit access to and use of our content. Compliance with use restrictions is difficult to monitor, and our copyright rights may be more difficult to enforce than other forms of intellectual property rights.

We have applied for patent protection in the U.S. and abroad relating to certain products, processes and services. We may also rely on unpatented proprietary technology. We cannot assure you that the steps we take will be adequate to protect our technologies and intellectual property, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior technologies, products or services, that our patents and other intellectual property will not be challenged, invalidated or circumvented by others or that the patents that we own will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Furthermore, the intellectual property laws of other countries where our websites are directed or can be accessed may not protect our products and intellectual property rights to the same extent as the laws of the U.S. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the U.S. and in other countries. If the protection of our technologies and intellectual property is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may diminish.

In addition, third parties may knowingly or unknowingly infringe our patents, copyrights, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be costly and divert management’s attention and resources away from our business. We also expect that the more successful we are, the more likely that competitors will claim that we infringe on their intellectual property or proprietary rights. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

Our ability to deliver personalized content and to measure the performance of advertising campaigns depends on our ability to collect and use data, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to deliver personalized content and measure and optimize the performance of marketing campaigns depends on our ability to utilize the data we collect directly from our users, data we collect from user engagement with the Everyday Health portfolio and data we obtain from third parties. Our users voluntarily provide us with demographic and other information when they register for one of our websites or mobile applications. We also employ cookies and other personal identifiers to personalize content and advertising. Cookies are small files placed on an Internet user’s computer that are used to collect information related to the user, such as the history of the user’s interactions with our properties or third-party websites. Lastly, we purchase data from third party sources to augment our user profiles so we are better able to personalize content and better target our marketing programs.

If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with demographic information or information about their specific health interests, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. Likewise, if our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers. For example, users can currently limit their receipt of online targeted advertising by deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers or by downloading browser plug-ins and other tools that can block the delivery of online advertisements. In some cases, the default settings of consumer devices and software, including web browsers, may also be set to prevent the placement of cookies. In addition, network carriers, providers of mobile device operating systems and device manufacturers may offer users features that may impair or disable the collection of data on devices. A material increase in the number of users who either opt out of accepting cookies or who use browsers, devices or applications that limit the use of cookies or other tracking technologies could negatively impact our ability to collect valuable data and provide advertising solutions to our clients.

We append data from third party sources to augment our user profiles. If we are unable to acquire data from third party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide targeted marketing solutions could be negatively impacted.

Our possession and use of personal information presents risks that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

Our operations are dependent in part on our ability, and that of our hosting providers, to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, hacker attacks, computer viruses and other events beyond our control. Maintaining our network security is of critical importance because we use and store confidential user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information, including information about a user’s health interests.

We and our vendors use commercially available encryption technology when transmitting sensitive personal information over public networks. We also use security and business controls to limit access to, and use of, personal information. Third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

• possible fines, penalties and damages;

• class action lawsuits;

• reduced demand for our content offerings and advertising-based services;

• an unwillingness of users to provide us with their credit card or payment information;

• an unwillingness of registered users to provide us with personal information; and

• harm to our reputation and brand.

Similarly, if a well-publicized breach of data security at any other major website were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions.

Furthermore, a substantial majority of our consumers who subscribe to a premium service use credit and debit cards to pay for those subscriptions. If we or our payment processing vendors were to have problems with our billing software, our consumers could encounter difficulties in accessing properties within our portfolio or otherwise have a dissatisfying experience. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our consumers’ credit cards on a timely basis or at all, our ability to generate revenue would be compromised.

Finally, privacy concerns in general may cause visitors to avoid online websites that collect information and may indirectly inhibit market acceptance of our products and services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to block access to our properties or disparage our reputation and business.

As a creator and a distributor of content over the Internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.

Users access health-related content through our portfolio, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers who rely on that content or others may make claims against us with various causes of action. Although the properties in our portfolio contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements is still evolving and subject to uncertainty. Moreover, many of these terms and conditions relate to properties that are operated by our partners and are not under our control. Third parties may claim that these online agreements are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require us to make costly changes to our properties and related content policies.

We have editorial procedures in place to control the quality of our content offerings. However, our editorial and other quality control procedures may not be sufficient to ensure that there are no errors or omissions in our content offerings or to prevent such errors and omissions in content that is controlled by our partners. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

In addition, we could be exposed to liability in connection with material posted to the properties in our portfolio and on social media websites by our employees and our users. Many of the properties in our portfolio offer consumers an opportunity to post comments and opinions and we may share such content on social media websites. Some of this user-provided content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Moreover, we could face claims for making such user-provided content available on our properties if users rely on such information to their detriment, particularly if the information relates to medical diagnosis and treatment. Such claims could divert management’s time and attention away from our business and result in significant costs to us, regardless of the merit of these claims. The law governing fair use of content online and the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that the online terms and conditions for use of our properties, including disclaimers or limitations of liability, are unenforceable. A finding by a court that these terms and conditions or other online agreements are invalid could harm our business.

If we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may result in negative publicity and also damage our reputation as a high quality and trusted provider of health and wellness content and services.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our properties and advertising and marketing activities.

From time to time, third parties may allege that we have violated their intellectual property rights. If we are forced to defend ourselves against intellectual property infringement claims, regardless of the merit or ultimate result of such claims, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current properties or inability to market or provide our content offerings or advertising-based services. As a result of any such dispute, we may have to:

• develop new non-infringing technology;

• pay damages;

• enter into royalty or licensing agreements;

• cease providing certain content or advertising-based services; or

• take other actions to resolve the claims.

These actions, if required, may be costly, time-consuming or unavailable on terms acceptable to us, if at all. In addition, many of our partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.

In addition, we face potential suits and liability for negligence, copyright, patent or trademark infringement or other claims based on the nature of our content. These claims could potentially arise with respect to owned, licensed or user-provided content. Litigation to defend these claims could be costly, and any other liabilities we incur in connection with the claims could be significant.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our products and harm our business.

In order to protect our proprietary rights, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information. In such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

If we cannot protect our domain names, our ability to successfully promote our brands will be impaired.

We currently own various web domain names, including www.EverydayHealth.com and www.MedPageToday.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and domain name registrars. The regulation of domain names in the U.S. and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand for Everyday Health if we cannot prevent others from using similar domain names. This failure could impair our ability to increase market share and revenues.

We rely on Internet bandwidth and data center providers and other third parties for key aspects of our operations, and any failure or interruption in the services and products provided by these third parties could harm our business.

We rely on third-party vendors, including data center and Internet bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our users. In addition, system failures may result in loss of data, including user registration data, business intelligence data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate analysis, storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any future errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could negatively impact our operating results.

Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately and/or process visitors’ responses emanating from our various properties. Interruptions in our service could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, reduce our revenues and profits, and damage our reputation if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist and/or cyber attacks, floods, fires, power loss, break-ins, security breaches, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events.

In addition, as the number of properties in our portfolio and users who access our portfolio increases, our technology infrastructure may not be able to meet the increased demand. A sudden and unexpected increase in the volume of usage could strain the capacity of our technology infrastructure. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of properties and the level of consumer usage, which could result in the loss of customers or revenue or harm to our business and results of operations.

We lease or maintain server space in various locations. Our facilities are also subject to break-ins, sabotage, intentional acts of vandalism and potential disruptions if the operators of these facilities have financial difficulties. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice or other unanticipated problems at our facilities could result in lengthy interruptions in our service.

Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of any of the properties in our portfolio or slower response times could reduce the number of users accessing our properties, impair our delivery of advertisements and harm the perception of our portfolio as reliable, trustworthy and consistent sources of information. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Risks Related to Regulation of Our Industry

Laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to maintain and grow our audience, thereby decreasing our advertising and sponsorship revenues.

We collect information from users who register to access certain content on our portfolio, as well as from third party sources of data. Subject to the ability of our users to decline, we may use this information to provide our users content and advertising that may be of interest to them. We may also share information about registered users who have elected to receive additional promotional information with our advertisers. Internet user privacy and the use of our users’ information to track online activities are issues that are subject to rigorous regulatory discussions and analysis both in the U.S. and abroad. We have privacy policies posted on our properties that we believe comply with laws applicable to us requiring notice about our information collection, use and disclosure practices. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union and Canada, have adopted legislation, including directives or regulations, that may limit our collection and use of information from Internet users in these jurisdictions. Enforcement by regulators, including the FTC, requires us to provide consumers with notice, choice, security and access with respect to such information. The standards are subject to interpretation by courts and other governmental authorities. In addition, some of our services are offered in the United Kingdom and Australia and most of our services may be accessible worldwide. European data protection laws in particular can be more restrictive regarding the collection, use and disclosure of data as compared to the U.S. Because many of the proposed laws or regulations are in early stages, we cannot yet determine the impact these regulations may have on our business over time. We cannot assure you that the privacy policies and other statements we provide to users of properties in our portfolio, or our practices with respect to these matters, will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a government agency, court or other governmental authority that any of our practices do not meet applicable standards or regulations, or the implementation of new standards or requirements, could result in liability and adversely affect our business. In addition, inquiries or proceedings involving foreign or U.S. data protection authorities may be expensive or time consuming, and their outcome is uncertain. Furthermore, we cannot assure you that our advertisers are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements. A number of U.S. state and federal bills have been proposed and are under consideration that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and use information about individuals and their online behaviors. The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to provide specific types of notice and obtain consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. We may be held liable if these parties advertise on one of the properties in our portfolio or use the data we collect on their behalf in a manner that is not in compliance with applicable laws or regulations or posted privacy standards.

In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and increased federal and state regulation. We participate in the Digital Advertising Alliance self-regulatory program under which we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. Ensuring compliance with these industry standards could negatively impact our revenues or result in increased costs. Failure to comply with current or new industry standards could create liability for us, damage our reputation and result in a loss of users and advertisers.

We also may be subject to the Children’s Online Privacy Protection Act, or COPPA, which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our properties are not directed at children under the age of 13, and our registration process utilizes age screening in order to prevent under-age registrations. We believe that we are in compliance with COPPA. COPPA, however, is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application, interpretation or legislative expansion of this law could create liability for us, result in adverse publicity and negatively affect our business.

Additionally, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our advertising customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising and sponsorship revenues from our customers. Users may also choose to opt-out of receiving targeted advertising or use browser settings or third-party technology to prohibit the delivery of advertising and thereby negatively impact our advertising and sponsorship revenues.

We face potential liability related to the privacy and security of health-related information we collect from or on behalf of our consumers.

The privacy and security of information about the past, present, or future physical or mental health or condition of an individual is an area of significant focus in the U.S. because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from users of our services from unauthorized access or use.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information for Economic and Clinical Health Act of 2009, or HITECH, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s Privacy and Security Standards also directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

We have developed products and services in partnership with the Mayo Clinic that provide health assessment tools, lifestyle education, health coaching and wellness information to employers and healthcare providers. Some of these clients may qualify as covered entities under HIPAA and provide us with individually identifiable health information. We also have contractual arrangements with some HIPAA covered entities to make our CarePages social support website service available to patients and their friends and families. As part of those arrangements, we do not receive, process, or store any information from the covered entities about a patient. Instead, we only receive and store information from our users. Accordingly, we believe that we do not receive protected health information on behalf of our CarePages clients. However, we have signed business associate agreements with certain covered entities to make our CarePages service available to their patients and their families and friends, and may sign such business associate agreements in connection with the provision of the products and services developed for the Mayo Clinic, as discussed above. If our data practices do not comply with the requirements of HIPAA or HITECH, we may be directly subject to liability. In addition, if our security practices do not comply with our contractual obligations, we may be subject to liability for breach of those obligations. HITECH also creates obligations for us to report any unauthorized use or disclosure of protected health information to our covered entity clients. The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or HITECH, to the extent such requirements are deemed to apply to our operations, or contractual obligations, could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These new provisions, as modified, will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

Developments in the healthcare industry could adversely affect our business.

A significant portion of our advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. General reductions in expenditures by healthcare industry participants could result from, among other things:

• government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

• consolidation of healthcare industry participants;

• reductions in governmental funding for healthcare; and

• adverse changes in business or economic conditions affecting pharmaceutical companies or other healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. For example, use of our content offerings and advertising-based services could be affected by:

• changes in the design and provision of health insurance plans, including any new regulations that may stem from health reform initiatives that are pending before Congress;

• a decrease in the number of new drugs or pharmaceutical products coming to market; and

• decreases in marketing expenditures by pharmaceutical companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical companies.

In addition, our advertising customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with us.

The healthcare industry has changed significantly in recent years. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, PPACA, was signed into law in March 2010 and makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, PPACA seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. PPACA also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. PPACA also enhances remedies against fraud and abuse and contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. We expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

We are unable to predict what the indirect impacts of PPACA and other health care reform initiatives will be on our company’s business through their effects on other healthcare industry participants, including hospital, pharmaceutical and medical device customers that generate revenues for our company, including as advertisers or as sponsors of certain of our business activities. Healthcare industry participants may respond to PPACA and other health care reform initiatives or to uncertainties created by PPACA and other health care reform initiatives by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of PPACA and future implementing regulations and other health care reform initiatives that seek to reduce healthcare costs may create opportunities for our company, including with respect to our health tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Existing and future laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, and their application may not be clear. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with such laws and regulations, could create liability for us. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses.

For example, there are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from willingly offering, paying, soliciting or receiving anything of value, directly or indirectly, to induce or reward, or in return for either the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Our sale of advertising and sponsorships to healthcare providers implicates these laws. However, we review our practices to ensure that we comply with all applicable laws. The laws in this area are broad and we cannot determine precisely how the laws will be applied to our business practices. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to liability and require us to change or terminate some portions of our business.

Further, we derive revenues from the sale of advertising and promotion of prescription and over-the-counter drugs. If the FDA or the FTC finds that any of the information provided on our portfolio of websites violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of advertising and promotion in the healthcare industry could make it more difficult for us to generate and grow our advertising and sponsorship revenues. Members of Congress, physician groups and others have criticized the FDA’s current policies and have called for more stringent regulation of prescription drug advertising that is directed at consumers and have urged the FDA to become more active in enforcing its current policies. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws, regulations or FDA policies could be promulgated that would impose additional restrictions on such advertising. In November 2009, the FDA convened a public meeting to seek guidance on the marketing of prescription drugs on the Internet and in social media, and subsequently solicited comments from the public on the issue. It is not clear what steps, if any, the FDA will take in response to the public meeting and the comments it subsequently received from the public or whether it will seek specific regulation of Internet advertising of prescription drugs. Our advertising and sponsorship revenues could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

In addition, the practice of most healthcare professions requires licensing under applicable state law and state laws may further prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. Similar state prohibitions may exist with respect to other licensed professions. We believe that we do not engage in the practice of medicine or any other licensed healthcare profession, or provide, through our portfolio of websites, professional medical advice, diagnosis, treatment or other advice that is tailored in such a way as to implicate state licensing or professional practice laws. We employ and contract with physicians, nutritionists and fitness instructors who provide only medical, nutrition and fitness information to consumers. However, a state may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

We believe that none of our existing online services and mobile applications is subject to regulation as a medical device under applicable FDA regulations. However, it is possible that products and services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and costly and could delay our introduction or new services or applications.

Lastly, the Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that we provide. However, we are aware that plaintiffs in the past have named a similar online health information provider in a complaint relating to the alleged off-label promotion of prescription drugs by a pharmaceutical manufacturer. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

Changes in regulations could hurt our business and financial results.

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

• privacy, data security and use of personally identifiable information;

• copyrights, trademarks and domain names; and

• marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:

• decrease the growth rate of the Internet;

• negatively impact our ability to generate revenues;

• increase our operating expenses; or

• expose us to significant liabilities.

For example, Internet user privacy and the use of consumer information to track online activities are debated issues both in the U.S. and abroad. In February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers, sometimes referred to as behavioral advertising. These principles serve as industry guidelines. In addition, there is the possibility of proposed legislation and enforcement relating to behavioral advertising. We have privacy policies posted throughout our portfolio that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive from our consumers. We cannot assure you that the privacy policies and other statements we provide to our users or our practices will be sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court or foreign jurisdiction that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Our business could be harmed if we are unable to correspond with existing and potential consumers by e-mail.

We use e-mail as a significant means of communicating with our existing and potential consumers and healthcare professionals. The laws and regulations governing the use of e-mail for marketing purposes continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation or changes to existing laws. Such laws may impose additional restrictions on our ability to send e-mail to our users or potential users.

Notably, the CAN-SPAM Act regulates commercial e-mails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. An action alleging our failure to comply with the CAN-SPAM Act and the adverse publicity associated with any such action could result in less user participation and lead to reduced revenues from advertisers. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of e-mail, whether as a result of violations by our partners or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to damages or penalties. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to market our services or increase our operating costs.

In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as spam. If an Internet service provider or software program identifies e-mail from us as spam, we could be placed on a restricted list that would block our e-mail to consumers or potential consumers who maintain e-mail accounts with these Internet service providers or who use these software programs.

Failure to maintain CME accreditation could adversely affect our ability to provide online CME as part of our MedPage Today offering.

Physicians utilize www.MedPageToday.com to fulfill their continuing medical education, or CME, obligations. Our CME activities, which are conducted as part of our MedPage Today offering, are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. We currently rely on the University of Pennsylvania as our ACCME-accredited provider in connection with our CME offering. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as the University of Pennsylvania, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME.

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and state regulatory agencies. During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In the event that these regulatory challenges inhibit our ability to provide CME, or if the University of Pennsylvania, our ACCME-accredited partner, elects to terminate its relationship with us and we are unable to identify a suitable replacement partner, our ability to continue to attract physicians to www.MedPageToday.com may suffer.

Risks Related to Ownership of Our Common Stock

Our share price may be volatile, which could result in substantial losses for investors.

The market price of shares of our common stock may be subject to wide fluctuations in response to the many risk factors listed in this section and other factors beyond our control, including:

• actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;

• issuance of new or updated research or reports by securities analysts;

• our announcement of actual results for a fiscal period that are higher or lower than projected or expected results, or our announcement of revenues or earnings guidance that is higher or lower than expected;

• fluctuations in the valuation of companies perceived by investors to be comparable to us;

• share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

• sales or expected sales of additional common stock;

• announcements from, or operating results of, our competitors; or

• general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause our common stock price to decline. As a result, you may lose some or all of your investment in our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

If we fail to maintain proper and effective internal and disclosure controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with the fiscal year ending December 31, 2015, the fiscal year after our registration statement was declared effective, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. As an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting; however, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to becoming a public company, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may in the future discover areas of our internal control over financial reporting that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective disclosure controls and procedures or proper and effective internal control over our financial reporting, we may not be able to produce timely and accurate financial statements and other disclosures, and we may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities.

Risks associated with being a public company.

As a public company listed in the U.S., we will incur significant additional legal, accounting and other costs that we did not incur as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors or as members of senior management.

As an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

We are an “emerging growth company” and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of “golden parachute” payments. We could be an “emerging growth company” for up to five years, although, if we have more than $1.0 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the December 31 following such occurrence. Investors may find our common stock less attractive if we choose to rely on these exemptions, in which case the price of our common stock may suffer or there may be a less active trading market for our common stock and our stock price may be more volatile.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Covenants in our credit facility restrict our operational flexibility.

The agreement governing our credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business, including the following:

• incurring additional indebtedness;

• making certain investments;

• disposing of assets;

• paying dividends and making other distributions to our stockholders;

• engaging in mergers and acquisitions; and

• granting liens on our assets.

Our credit facility also requires us to maintain specified financial ratios. Our ability to meet the financial covenants could be affected by events beyond our control. Failure to comply with any of the operational or financial covenants under our credit facility could result in a default, which could cause our lenders to accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

We have significant debt service obligations as a result of our outstanding long-term indebtedness.

As of March 31, 2014, we had $72.3 million of outstanding borrowings pursuant to our credit facility. On April 7, 2014, we paid down the $32.3 million outstanding balance on our revolver. Under the terms of this credit facility, we are required to make principal and interest payments on these borrowings through the maturity date of this facility in March 2019. As a result, we must use a significant portion of cash generated by our operations to satisfy our ongoing debt service obligations. Additionally, we will be required to repay, extend or refinance these borrowings when they become due, and there is no guarantee that we will be able to do so on reasonable terms or at all. If we are unable to meet our debt service obligations or to satisfy our obligations when they mature, our creditors could among other things, declare a default and accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

If securities or industry analysts change their recommendations regarding our stock adversely or cease coverage of our company, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.

Various provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or other attempt to acquire control of our company. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

• authorize our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

• divide our Board of Directors into three classes so that only approximately one-third of the total number of directors is elected each year;

• permit directors to be removed only for cause and then only by a two-thirds vote of our stockholders;

• prohibit stockholders from calling a special meeting of stockholders;

• prohibit action by written consent of our stockholders; and

• specify advance notice requirements for stockholder proposals and director nominations.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers and which has an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock. In general, those provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

• the transaction is approved by the Board of Directors before the date the interested stockholder attained that status;

• upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

• on or after the date the business combination is approved by the Board of Directors and authorized at a meeting of stockholders, and not by written consent, by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines a business combination to include the following:

• any merger or consolidation involving the corporation and the interested stockholder;

• any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;

• subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

• any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

• the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by any such entity or person.

A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of, and do not currently intend to opt out of, this provision.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of May 9, 2014, we have outstanding approximately 30,091,942 shares of common stock. Our officers, directors and certain of our stockholders have entered into lock-up agreements with the underwriters for our IPO prohibiting them from selling any of their shares for a period of 180 days following March 27, 2014. J.P. Morgan Securities LLC may, in its sole discretion, permit our officers, directors and certain of our stockholders to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements expire, and based on shares outstanding as of March 31, 2014, an additional approximately 22.5 million shares will be eligible for sale in the public market, approximately 12.5 million of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. Holders of approximately 22.1 million shares of common stock, including shares underlying certain of our existing warrants, will be entitled to rights with respect to the registration of these shares for resale under the Securities Act. If we register the resale of their shares following the expiration of the lock-up agreements described above, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144. In addition, the shares subject to outstanding options under our 2003 Stock Option Plan and our 2014 Equity Incentive Plan, the shares reserved for future issuance under our 2014 Equity Incentive Plan and the shares issuable upon exercise of warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the provisions of our credit facility prohibit us from paying cash dividends without first obtaining the consent of our lenders. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchase your shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

(1)	On March 12, 2014, we issued a warrant to purchase 100,000 shares of common stock for an aggregate purchase price of $1,500 to an accredited investor.

(2)	Pursuant to an agreement entered into on September 14, 2012, on March 31, 2014, we issued an aggregate of 65,710 shares of common stock to 11 accredited investors in connection with an acquisition of all the outstanding shares of a company.

(3)	From January 1, 2014 through March 31, 2014, we granted options under the 2003 Stock Option Plan to purchase an aggregate of 1,359,601 shares of our common stock to employees, consultants and directors, each having an exercise price of $15.00 per share.

(4)	From January 1, 2014 through March 31, 2014, an aggregate of 113,580 shares of common stock were issued upon the exercise of stock options, at exercise prices between $1.77 and $9.27, for aggregate proceeds of approximately $0.5 million.

No underwriters were used in the foregoing transactions. The sales of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 506 promulgated under the Securities Act. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act. The sale and issuance of the securities described in paragraphs (3) and (4) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

(b)	Use of Proceeds

On April 2, 2014, we closed our IPO, in which we issued and sold 5,360,000 shares of common stock at a public offering price of $14.00 per share. In addition, selling stockholders sold 1,790,000 shares in the IPO, including an aggregate of 262,686 shares acquired upon the exercise of stock options and warrants by certain selling stockholders in connection with the IPO. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-194097), which was declared effective by the SEC on March 27, 2014. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. acted as underwriters. The net proceeds to us were approximately $67.9 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

On April 30, 2014, we issued and sold an additional 316,414 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option to sell additional shares, which resulted in additional net proceeds to us of approximately $4.1 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of March 31, 2014, we had not received any of the above-referenced net proceeds. Subsequent to March 31, 2014, we invested a portion of the net offering proceeds into money market securities. In addition, on April 7, 2014, we paid down the $32.3 million outstanding balance on our revolver. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 27, 2014 filed with the SEC on March 28, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

10.1	2014 Equity Incentive Plan and related documents. (3)

10.2	Everyday Health, Inc. 2014 Employee Stock Purchase Plan. (4)

10.3	Credit Agreement with Silicon Valley Bank, SunTrust Bank and Stifel Bank & Trust, dated as of March 6, 2014. (5)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(4)	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(5)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERYDAY HEALTH, INC.

By:	/s/ Benjamin Wolin
Benjamin Wolin
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Brian Cooper
Brian Cooper
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2014

