Form 10-Q/A
period 2014-03-31
Everyday Health, Inc.
filed 2014-06-10
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________________________________

FORM 10-Q/A

(Amendment No. 1)

________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-36371

________________________________________________________________________

Everyday Health, Inc.

(Exact name of registrant as specified in its charter)

________________________________________________________________________

Delaware	80-0036062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Hudson Street, 16th Floor New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 728-9500

(former name, former address and former fiscal year, if changed since last report)

________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 13, 2014 (the “Form 10-Q”), is being filed solely to furnish Exhibit 101 to the Form 10-Q, which provides items formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, this Amendment is being filed within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q except for the furnishing of the exhibit described above. The Amendment does not reflect subsequent events occurring after the filing date of the Form 10-Q or modify or update any disclosures set forth in the Form 10-Q.

Item 6.       Exhibits.

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	2014 Equity Incentive Plan and related documents.

10.2(4)	Everyday Health, Inc. 2014 Employee Stock Purchase Plan.

10.3(5)	Credit Agreement with Silicon Valley Bank, SunTrust Bank and Stifel Bank & Trust, dated as of March 6, 2014.

31.1(6)	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(6)	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(6)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(6)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(7)	XBRL Instance Document

101.SCH(7)	XBRL Taxonomy Extension Schema

101.CAL(7)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(7)	XBRL Taxonomy Extension Label Linkbase

101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase

___________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(4)	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(5)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 13, 2014.
(7)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 furnished hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: June 10, 2014