Form 10-Q
period 2014-06-30
Everyday Health, Inc.
filed 2014-08-12
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on August 8, 2014, was 30,380,810.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

Page No
PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements:	3
Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited)	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2014 and 2013 (Unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4. Controls and Procedures	27
PART II. OTHER INFORMATION	28
ITEM 1. Legal Proceedings	28
ITEM 1A. Risk Factors	28
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 3. Defaults Upon Senior Securities	50
ITEM 4. Mine Safety Disclosures	50
ITEM 5. Other Information	50
ITEM 6. Exhibits	51
SIGNATURES	52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$55,084	$16,242
Accounts receivable, net of allowance for doubtful accounts of $487 and $530 as of June 30, 2014 and December 31, 2013, respectively	39,635	49,373
Deferred tax asset	133	133
Prepaid expenses and other current assets	7,193	7,822
Total current assets	102,045	73,570
Property and equipment, net	22,839	21,095
Goodwill	82,153	82,153
Intangible assets, net	8,644	9,735
Other assets	4,806	5,729
Total assets	$220,487	$192,282

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,108	$8,459
Accrued expenses	14,609	25,919
Deferred revenue	8,156	6,808
Current portion of long-term debt	2,000	1,333
Other current liabilities	854	830
Total current liabilities	32,727	43,349
Long-term debt	38,000	70,000
Deferred tax liabilities	5,680	5,199
Other long-term liabilities	4,340	4,937
Redeemable convertible preferred stock (Series A-G), net of expenses, $0.01 par value: 10,000,000 and 27,204,144 shares authorized at June 30, 2014 and December 31, 2013, respectively; no shares and 26,820,270 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	158,766
Stockholders’ equity (deficit):
Common stock, $0.01 par value: 90,000,000 and 45,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 30,185,974 and 5,366,478 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	302	54
Treasury stock	(55)	(55)
Additional paid-in capital	279,620	33,726
Accumulated deficit	(140,127)	(123,694)
Total stockholders’ equity (deficit)	139,740	(89,969)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$220,487	$192,282

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Advertising and sponsorship revenues	$36,882	$31,819	$69,574	$57,199
Premium services revenues	4,565	5,379	9,378	10,503
Total revenues	41,447	37,198	78,952	67,702
Operating expenses:
Cost of revenues	10,961	10,826	22,382	20,661
Sales and marketing	13,069	11,860	24,039	20,921
Product development	9,952	10,700	19,964	20,860
General and administrative	7,126	6,191	13,721	12,730
Total operating expenses	41,108	39,577	80,106	75,172
Income(loss) from operations	339	(2,379)	(1,154)	(7,470)
Interest expense, net	(585)	(2,015)	(2,448)	(4,144)
Other expense	—	—	(4,114)	—
Loss from continuing operations before provision for income taxes	(246)	(4,394)	(7,716)	(11,614)
Provision for income taxes	(349)	(247)	(638)	(511)
Loss from continuing operations	(595)	(4,641)	(8,354)	(12,125)
Loss from discontinued operations, net of tax	—	(1,596)	—	(3,341)
Net loss	(595)	(6,237)	(8,354)	(15,466)
Series G preferred stock deemed dividend	(8,079)	—	(8,079)	—
Net loss attributable to common stockholders	$(8,674)	$(6,237)	$(16,433)	$(15,466)
Net loss attributable to common stockholders from continuing operations per common share-basic and diluted	$(0.29)	$(0.92)	$(0.93)	$(2.44)
Net loss attributable to common stockholders from discontinued operations per common share-basic and diluted	$—	$(0.32)	$—	$(0.67)
Net loss attributable to common stockholders per common share-basic and diluted	$(0.29)	$(1.24)	$(0.93)	$(3.11)
Weighted-average common shares outstanding-basic and diluted	29,802,970	5,030,265	17,670,809	4,978,075

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data, unaudited)

	Redeemable convertible preferred stock		Common stock		Treasury	Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	equity (deficit)

Balance at December 31, 2012	26,820,270	$158,766	4,860,855	$49	$—	$26,759	$(105,458)	$(78,650)
Exercise of stock options	—	—	20,346	—	—	31	—	31
Issuance of common stock	—	—	207,970	2	—	1,885	—	1,887
Purchase of treasury stock	—	—	(7,900)	—	(55)	—	—	(55)
Stock-based compensation expense related to stock options	—	—	—	—	—	1,016	—	1,016
Net loss	—	—	—	—	—	—	(15,466)	(15,466)
Balance at June 30, 2013	26,820,270	$158,766	5,081,271	$51	$(55)	$29,691	$(120,924)	$(91,237)

Balance at December 31, 2013	26,820,270	$158,766	5,366,478	$54	$(55)	$33,726	$(123,694)	$(89,969)
Exercise of stock options	—	—	344,011	3	—	1,463	—	1,466
Issuance of common stock for acquired business	—	—	65,710	1	—	918	—	919
Stock-based compensation expense	—	—	—	—	—	4,019	—	4,019
Warrant issued in connection with website partner agreement	—	—	—	—	—	1,131	—	1,131
Issuance of common stock in connection with IPO, net of $8,848 issuance costs	—	—	5,676,414	57	—	70,565	—	70,622
Conversion of preferred stock	(26,820,270)	$(158,766)	18,457,235	184	—	158,582	—	158,766
Series G preferred stock deemed dividend	—	—	—	—	—	8,079	(8,079)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	—	1,140	—	1,140
Exercise of warrants	—	—	276,126	3	—	(3)	—	—
Net loss	—	—	—	—	—	—	(8,354)	(8,354)
Balance at June 30, 2014	—	—	30,185,974	$302	$(55)	$279,620	$(140,127)	$139,740

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(8,354)	$(15,466)
Less loss from discontinued operations, net of tax	—	3,341
Loss from continuing operations	(8,354)	(12,125)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,150	7,817
Amortization of video and television costs	—	449
Provision for doubtful accounts	215	62
Stock-based compensation	4,019	969
Amortization and write-off of financing costs	4,239	823
Loss on disposals of property and equipment	—	147
Provision for deferred income taxes	481	481
Changes in operating assets and liabilities:
Accounts receivable	9,522	5,741
Prepaid expenses and other current assets	(456)	(334)
Additions to video and television costs	—	(423)
Accounts payable and accrued expenses	(11,740)	(1,333)
Deferred revenue	1,347	1,943
Other current liabilities	(103)	(331)
Other long-term liabilities	618	631
Net cash provided by operating activities from continuing operations	6,938	4,517
Net cash used in operating activities from discontinued operations	—	(3,504)
Net cash provided by operating activities	6,938	1,013
Cash flows from investing activities
Additions to property and equipment, net	(7,441)	(5,438)
Proceeds from sale of business	400	—
Payment for business purchased, net of cash acquired	—	(4,304)
Payment of security deposits and other assets	47	(755)
Net cash used in investing activities	(6,994)	(10,497)
Cash flows from financing activities
Net proceeds from common stock issuance	70,622	—
Proceeds from the exercise of stock options	2,151	31
Repayments of principal under former revolver credit facility	(30,000)	(400)
Repayment of principal under former term loan facility	(41,333)	(1,417)
Borrowings under revolver credit facility	32,300	—
Repayment of principal under revolver credit facility	(32,300)	—
Borrowings under term loan facility	40,000	—
Principal payments on capital lease obligations	(308)	(156)
Payments of credit facility financing costs	(2,234)	—
Payment for purchase of treasury stock	—	(55)
Net cash provided by (used in) financing activities	38,898	(1,997)
Net increase (decrease) in cash and cash equivalents	38,842	(11,481)
Cash and cash equivalents, beginning of period	16,242	23,888
Cash and cash equivalents, end of period	$55,084	$12,407
Supplemental disclosure of cash flow information
Interest paid	$2,867	$3,229
Income taxes paid	$163	$37
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$919	$1,814
Issuance of common stock for acquired assets	$—	$74
Warrants issued in connection with website partner agreement	$1,131	$—
Capital lease obligations incurred	$362	$344
Reclassification of liability warrants to equity warrants	$1,140	$—

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s prospectus dated March 27, 2014, filed with the SEC on March 28, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current business factors and other available information. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition and deferred revenue, allowance for doubtful accounts, internal software development costs and website development costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2014 presentation.

Initial Public Offering

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $70,622, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling $8,848. As a result of the IPO, the Company’s common stock, redeemable convertible preferred stock, additional paid-in capital, and stock options and warrants to purchase stock changed as follows (collectively, the “IPO-Related Transactions”): (i) the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, (ii) all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision (refer to Note 6), (iii) certain selling stockholders exercised stock options and warrants for an aggregate of 339,053 shares of common stock, (iv) 149,839 shares of common stock were issued upon the automatic net exercise of a warrant, and (v) outstanding warrants to purchase 222,977 shares of redeemable convertible preferred stock automatically converted into warrants to purchase an aggregate of 148,650 shares of common stock, which resulted in the reclassification of the preferred stock warrant liability of $1,140 to additional paid-in capital.

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

Other Expense

In connection with the refinancing of its credit facilities in March 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the six months ended June 30, 2014.

Comprehensive Income

The Company has no items of other comprehensive income, and accordingly net loss is equal to comprehensive loss for all periods presented.

Fair Value of Financial Instruments

Due to their short-term maturities, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value. Cash equivalents principally consist of the Company’s investment in highly liquid money market funds. The fair value of these investment funds is based on quoted market prices, which are Level 1 inputs, pursuant to the fair value accounting standard, which establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the Company’s debt approximates the recorded amounts as the interest rates on the credit facilities are based on market interest rates.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the six months ended June 30, 2014 and 2013.

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing online health solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. This will be effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This amendment is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Current GAAP does not contain explicit guidance on how to account for such share-based payments. This amendment is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

3. Discontinued Operations

In November 2013, the Company completed the sale of its Doctor Solutions business, which provided online directories and other marketing services to healthcare professionals. The sales price was $1,000. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from the Company’s ongoing business after the sale. As such, the operating results have been reported as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2013. As the sale was completed during 2013, there were no results from discontinued operations to report for the three and six months ended June 30, 2014. Revenues from discontinued operations were $2,073 and $4,275, and losses from discontinued operations were $1,596 and $3,341, for the three and six months ended June 30, 2013, respectively. No benefit for income taxes was provided as the Company recorded a full valuation allowance against the net operating losses (“NOLs”) generated by the discontinued operations.

4. Goodwill and Other Intangible Assets

The carrying value of the Company’s goodwill was $82,153 as of June 30, 2014. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2013. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $8,644 at June 30, 2014, consisting principally of trade names, customer relationships and agreements with certain of the Company’s website partners, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the six months ended June 30, 2014 and 2013.

Definite-lived intangible assets consist of the following:

	June 30, 2014				December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life(1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life(1)
Customer relationships	$11,910	$(10,768)	$1,142	2.6	$11,910	$(10,481)	$1,429	2.9
Other intangibles	3,900	(3,204)	696	1.3	3,900	(2,925)	975	1.7
Trade names	10,505	(3,699)	6,806	6.5	10,505	(3,174)	7,331	7.0
Total	$26,315	(17,671)	8,644		$26,315	$(16,580)	$9,735

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $546 and $1,015 for the three months ended June 30, 2014 and 2013, respectively, and $1,091 and $2,030 for the six months ended June 30, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2014 (July 1st to December 31st)	$1,090
2015	1,938
2016	1,248
2017	1,239
2018	1,051
Thereafter	2,078
Total	$8,644

5. Long-Term Debt

In March 2014, the Company completed a refinancing of its credit facilities. Under the terms of the new credit facility agreement with a syndicated bank group, the Company maintains a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in March 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of March 2019. The interest rate on the new credit facility (hereinafter the “Credit Facility”) is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement. As of June 30, 2014, the interest rate on the Credit Facility was 4.23%. The Company drew the full $40,000 Term Loan and $32,300 on the Revolver at closing. On April 7, 2014, the Company paid down the entire outstanding balance on its Revolver. As of June 30, 2014, there was $40,000 outstanding on the Term loan and no balance outstanding on the Revolver, with the full $35,000 line under the Revolver available to be drawn.

In connection with the March 2014 refinancing, the Company incurred financing costs on the Credit Facility of $1,211, which have been deferred and are being amortized using the effective interest rate method through the final maturity of the Credit Facility, and incurred prepayment fees of $1,016 on the former credit facilities, which was charged to expense. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. The write-off of unamortized deferred financing costs and prepayment fees of $2,845 and $1,016, respectively, related to the former credit facilities is reflected in other expense in the accompanying consolidated statement of operations for the six months ended June 30, 2014.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of June 30, 2014.

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

In connection with the former senior credit facility and former subordinated credit facility, as well as other former credit facilities that were in place previously, the Company issued to the lenders warrants to purchase a total of: (i) 592,501 shares of common stock at $0.015 per share, (ii) 112,959 shares of Series F redeemable convertible preferred stock at $7.61 per share, and (iii) 110,018 shares of Series C redeemable convertible preferred stock at $3.27 per share. Each of the above warrants were immediately exercisable and, accordingly, the Company calculated the fair value of the warrants using the Black-Scholes option pricing model and recorded deferred financing costs related to the issuances of the warrants in the respective periods.

In April 2014, in connection with the closing of the Company’s IPO, the above warrants to purchase 222,977 shares of preferred stock were converted into warrants to purchase an aggregate of 148,650 shares of common stock. This conversion resulted in the warrant liability of $1,140 being reclassified to additional paid-in capital.

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

On April 2, 2014, in connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that amended and restated in its entirety the Company’s certificate of incorporation to, among other things, increase the total number of shares of the Company’s common stock that the Company is authorized to issue to 90,000,000, eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), and to authorize up to 10,000,000 shares of undesignated preferred stock that may be issued from time to time with terms to be set by the Company’s Board of Directors, which rights could be senior to those of the Company’s common stock.

In connection with the IPO, all of the Company’s redeemable convertible preferred stock converted into common shares, which is discussed below in further detail. There was no redeemable convertible preferred stock outstanding at June 30, 2014.

The number of shares of the Company’s redeemable convertible preferred stock was not adjusted in connection with the 1-for-1.5 reverse stock split of common stock referred to above. The Company’s redeemable convertible preferred stock consisted of the following at December 31, 2013:

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

In connection with the March 14, 2014 1-for-1.5 reverse stock split, the conversion prices for each series of redeemable convertible preferred stock were subject to a 1-for-1.5 adjustment. As a result, upon the closing of the IPO, the 23,647,834 outstanding shares of Series A, Series B, Series C, Series D, Series E and Series F redeemable convertible preferred stock converted into a total of 15,765,223 shares of common stock. Based on this 1-for-1.5 adjustment, the conversion price for the IPO adjustment specific to the Series G shares increased from $11.88 per share to $17.82 per share. Based on the public offering price of $14.00 per share, the 3,172,436 outstanding shares of Series G convertible preferred stock converted into a total of 2,692,012 shares of common stock, including an additional 577,055 shares of common stock issued as a result of the specific Series G IPO adjustment feature or “ratchet provision.” The ratchet provision, which is treated as a deemed stock dividend for accounting purposes, was calculated as the difference between the number of shares of common stock each holder of Series G would receive upon the automatic conversion of the Series G shares and the number of shares contingently issuable just prior to the automatic conversion based on the initial conversion price multiplied by the IPO price of $14.00 per share, which represents the fair value of the common stock on the date of conversion. In April 2014, the Company recorded a one-time $8,079 non-cash preferred stock deemed dividend related to the issuance of additional common shares resulting from the ratchet provision. Such non-cash preferred stock deemed dividend results in an increase to net loss to arrive at net loss attributable to common stockholders and, consequently, results in an adjustment to the Company’s computation of net loss per share attributable to common stockholders.

Issuance of Common Stock Warrant

In March 2014, the Company issued to one of its website partners a warrant to purchase 100,000 shares of common stock at $0.015 per share, in connection with the website partner agreeing to extend the advertising representation agreement by two years. The warrant was immediately exercisable and, accordingly, the Company calculated the fair value of the warrant using the Black-Scholes option pricing model and recorded $1,131 of deferred costs related to the issuance during the six months ended June 30, 2014, which will be amortized to the Company’s operating results over the remaining life of the agreement.

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

The aggregate number of shares of the Company’s common stock that may be issued pursuant to the 2014 Plan is the sum of (1) 200,000 shares, (2) the 388,781 shares reserved for issuance under the 2003 Plan at the time the 2014 Plan became effective, and (3) any shares subject to outstanding stock options that would otherwise have returned to the 2003 Plan (such as upon the expiration or termination of stock options prior to vesting). In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year from January 1, 2015 through January 1, 2024 by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors. As of June 30, 2014, 623,257 shares have been reserved for issuance under the 2014 Plan and no shares have been granted under the 2014 Plan.

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2013	5,457,791	$7.61	6.54	20,396
Granted	1,472,101	14.53
Exercised	(344,011)	4.26
Cancelled	(172,189)	8.47
Outstanding at June 30, 2014	6,413,692	$9.31	7.01	$58,802
Exercisable at June 30, 2014	3,940,706	$7.58	5.64	$42,941

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $983 and $2,312, respectively, for the three months ended June 30, 2014, and $28 and $138, respectively, for the three months ended June 30, 2013. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $2,151 and $3,225, respectively, for the six months ended June 30, 2014, and $31 and $150, respectively, for the six months ended June 30, 2013.

The weighted-average fair value per share at date of grant for options granted was $7.68 and $4.58 during the six months ended June 30, 2014 and 2013, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the six months ended June 30, 2014 and 2013:

	2014	2013
Volatility	49.74%	50.62%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.91%	1.41%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $2,543 and $534 (including $17 relating to discontinued operations) for the three months ended June 30, 2014 and 2013, respectively, and $3,612 and $1,016 (including $47 relating to discontinued operations) for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, there was approximately $9,495 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.83 years. The total fair value of stock options vested during the six months ended June 30, 2014 and 2013 was $1,974 and $1,913, respectively.

2014 Employee Stock Purchase Plan

The Company’s directors adopted, and the stockholders subsequently approved, the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP, which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. For the initial offering period, the fair market value on the first day of the offering period was the $14.00 IPO price. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee. Charges incurred under the ESPP totaled $407 for the three and six months ended June 30, 2014.

8. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares include incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. For the three and six months ended June 30, 2014 and 2013, the Company had outstanding options, warrants and preferred stock as disclosed in Notes 5, 6 and 7, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

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

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. In March 2014, an audit of the Company’s U.S. Federal tax return for the year ended December 31, 2011 commenced. As of June 30, 2014, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

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

The following represents our recent performance with respect to this key metric:

	Three months ended June 30,
	2014	2013

Advertising and sponsorship revenues per advertiser (in thousands)(1)	$237.9	$171.1

(1)    Based on 155 and 186 total advertisers for the three months ended June 30, 2014 and 2013, respectively.

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

Increasing our advertising and sponsorship revenues attributable to interactive brand sponsorships has been an important focus for us in the past few years. Revenues linked to interactive brand sponsorships exceeded 50% of our advertising and sponsorship revenues in the first half of 2014 and we expect that to be the case in the second half of 2014.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Our advertising and sponsorship revenue delivered via mobile channels increased 59.9% to $12.9 million in the second quarter of 2014 from $8.1 million in the second quarter of 2013.

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

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues, which represents a much larger revenue opportunity than premium services. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the three and six months ended June 30, 2014, our advertising and sponsorship revenues accounted for 89.0% and 88.1% of total revenues, respectively, compared to 85.5% and 84.5% in the three and six months ended June 30, 2013, respectively. In the three and six months ended June 30, 2014, our premium services revenues accounted for 11.0% and 11.9% of total revenues, respectively, compared to 14.5% and 15.5% in the three and six months ended June 30, 2013, respectively. We anticipate that revenues derived from advertising and sponsorship services will continue to grow in the future as a percentage of total revenues. Our premium services, however, generate a significant portion of our registered users and the valuable data that is voluntarily provided to us, including demographic information and health-related interests, enables us to grow our advertising and sponsorship revenues. As a result, while we expect that premium services revenues will continue to decrease as a percentage of total revenues, our subscription products will continue to serve as an important source for registered users that will drive our advertising and sponsorship revenues and potentially offset any decline in our direct revenue from premium services. Although to date, revenues from payors, providers and employers have been immaterial, we expect that these revenues will likely increase as we seek to utilize our existing assets to address the consumer engagement needs of these entities. To the extent that our revenues from these sources increase in the future, this may alter the trends described above.

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

Since our operating decisions are based on aggregating and monetizing the Everyday Health portfolio audience as a whole, we believe that our aggregate gross profit is an important measure of our overall performance and do not believe that the gross profit associated with any individual property or category of properties is meaningful to an analysis of our overall operating performance. The gross margin we realize on revenues generated on our owned and our operated properties, however, is generally higher than the gross margin generated from properties within our portfolio that are operated by our partners because we typically pay a higher royalty rate to partners that operate their own properties. At the same time, some of the other costs to operate the properties in the Everyday Health portfolio, such as product development expenses, website hosting and maintenance expenses, are included in operating expenses and not reflected in our cost of revenues. As a result, we also believe that our Adjusted EBITDA is an important metric for measuring our overall financial performance (for a detailed description of Adjusted EBITDA, see “Supplemental Financial Information” below).

Both our gross profit and gross margin improved for the three and six months ended June 30, 2014, compared to the prior year period, as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Revenues	$41,447	$37,198	$78,952	$67,702
Revenue growth	11.4%	9.0%	16.6%	8.0%
Cost of revenues	$10,961	$10,826	$22,382	$20,661
Gross profit	$30,486	$26,372	$56,570	$47,041
Gross margin	73.6%	70.9%	71.7%	69.5%

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

Product Development. Product development expenses consist of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of the properties in the Everyday Health portfolio that we operate. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel. Product development expenses also include fees paid to editorial and technology consultants; other technology costs; and depreciation and amortization expense pertaining to property and equipment, capitalized technology costs, including website and mobile development costs, and video and television production costs. We expect our investment in product development to increase in absolute dollars as we continue to increase our editorial, product development and technology personnel, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payors, providers and employers. However, we expect product development expenses to decrease as a percentage of revenues.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Advertising and sponsorship revenues	$36,882	$31,819	$69,574	$57,199
Premium services revenues	4,565	5,379	9,378	10,503
Total revenues	41,447	37,198	78,952	67,702
Operating expenses:
Cost of revenues	10,961	10,826	22,382	20,661
Sales and marketing	13,069	11,860	24,039	20,921
Product development	9,952	10,700	19,964	20,860
General and administrative	7,126	6,191	13,721	12,730
Total operating expenses	41,108	39,577	80,106	75,172
Income (loss) from operations	339	(2,379)	(1,154)	(7,470)
Interest expense, net	(585)	(2,015)	(2,448)	(4,144)
Other expense	—	—	(4,114)	—
Loss from continuing operations before provision for income taxes	(246)	(4,394)	(7,716)	(11,614)
Provision for income taxes	(349)	(247)	(638)	(511)
Loss from continuing operations	(595)	(4,641)	(8,354)	(12,125)
Loss from discontinued operations, net of tax	—	(1,596)	—	(3,341)
Net loss	$(595)	$(6,237)	$(8,354)	$(15,466)
21

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our total revenues increased 11.3% to $41.4 million during the three months ended June 30, 2014 from $37.2 million during the three months ended June 30, 2013. The $4.2 million increase in total revenues consisted of a $5.1 million increase in advertising and sponsorship revenues partially offset by a $0.8 million decrease in premium services revenues. For the three months ended June 30, 2014 and 2013, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 16.0% to $36.9 million during the three months ended June 30, 2014 from $31.8 million during the three months ended June 30, 2013. The $5.1 million increase in advertising and sponsorship revenues was attributable to an increase in revenue per advertiser, as compared to the corresponding quarter in 2013, due to expanded relationships with existing advertisers.

Premium services revenues decreased 14.8% to $4.6 million during the three months ended June 30, 2014 from $5.4 million during the three months ended June 30, 2013. The decrease was primarily attributable to a $1.4 million decrease in subscription fee revenues to $3.3 million in the three months ended June 30, 2014 from $4.7 million in the three months ended June 30, 2013, partially offset by a $0.6 million increase in licensing revenues. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by higher average revenue per paid subscriber per month, due to slightly increased billing plans and higher renewal rates.

Our total revenues increased 16.7% to $79.0 million during the six months ended June 30, 2014 from $67.7 million during the six months ended June 30, 2013. The $11.3 million increase in total revenues consisted of a $12.4 million increase in advertising and sponsorship revenues partially offset by a $1.1 million decrease in premium services revenues. For the six months ended June 30, 2014 and 2013, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 21.7% to $69.6 million during the six months ended June 30, 2014 from $57.2 million during the six months ended June 30, 2013. The $12.4 million increase in advertising and sponsorship revenues was attributable to an increase in revenue per advertiser, as compared to the corresponding period in 2013, due to expanded relationships with existing advertisers.

Premium services revenues decreased 10.5% to $9.4 million during the six months ended June 30, 2014 from $10.5 million during the six months ended June 30, 2013. The decrease was primarily attributable to a $2.4 million decrease in subscription fee revenues to $6.8 million in the six months ended June 30, 2014 from $9.2 million in the six months ended June 30, 2013, partially offset by a $1.3 million increase in licensing revenues. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by higher average revenue per paid subscriber per month, due to slightly increased billing plans and higher renewal rates.

Costs and Expenses

Cost of Revenues. Cost of revenues remained relatively consistent, increasing 1.9% to $11.0 million during the three months ended June 30, 2014 from $10.8 million during the three months ended June 30, 2013. Cost of revenues as a percentage of total revenues decreased to 26.5% during the three months ended June 30, 2014 from 29.1% for the three months ended June 30, 2013.

Cost of revenues increased 8.2% to $22.4 million during the six months ended June 30, 2014 from $20.7 million during the six months ended June 30, 2013. The $1.7 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues. Cost of revenues as a percentage of total revenues decreased to 28.4% during the six months ended June 30, 2014 from 30.5% for the six months ended June 30, 2013.

Sales and Marketing. Sales and marketing expenses increased 10.1% to $13.1 million during the three months ended June 30, 2014 from $11.9 million during the three months ended June 30, 2013. This $1.2 million increase was primarily due to higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data sciences teams associated with generating and supporting increased advertising and sponsorship revenues in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Sales and marketing expenses as a percentage of total revenues decreased to 31.5% during the three months ended June 30, 2014, as compared to 31.9% during the three months ended June 30, 2013.

Sales and marketing expenses increased 14.8% to $24.0 million during the six months ended June 30, 2014 from $20.9 million during the six months ended June 30, 2013. This $3.1 million increase was primarily due to higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data sciences teams associated with generating and supporting increased advertising and sponsorship revenues in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Sales and marketing expenses as a percentage of total revenues decreased to 30.5% during the six months ended June 30, 2014, as compared to 30.9% during the six months ended June 30, 2013.

Product Development. Product development expenses decreased 6.5% to $10.0 million during the three months ended June 30, 2014 from $10.7 million during the three months ended June 30, 2013. This $0.7 million decrease was primarily due to lower levels of compensation expense, including severance costs and salaries and benefits, from the reduction in force which occurred in the second half of 2013. Product development expenses as a percentage of total revenues decreased to 24.0% during the three months ended June 30, 2014, as compared to 28.8% during the three months ended June 30, 2013.

Product development expenses decreased 4.3% to $20.0 million during the six months ended June 30, 2014 from $20.9 million during the six months ended June 30, 2013. This $0.9 million decrease was primarily due to lower levels of compensation expense, including severance costs and salaries and benefits, from the reduction in force which occurred in the second half of 2013. Product development expenses as a percentage of total revenues decreased to 25.3% during the six months ended June 30, 2014, as compared to 30.8% during the six months ended June 30, 2013.

General and Administrative. General and administrative expenses increased 14.5% to $7.1 million during the three months ended June 30, 2014 from $6.2 million during the three months ended June 30, 2013. This $0.9 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense, and certain costs related to being a public company, partially offset by a reduction in intangibles amortization expense as a result of certain definite-lived intangible assets being fully amortized. General and administrative expenses as a percentage of total revenues increased to 17.2% during the three months ended June 30, 2014, as compared to 16.6% during the three months ended June 30, 2013.

General and administrative expenses increased 7.9% to $13.7 million during the six months ended June 30, 2014 from $12.7 million during the six months ended June 30, 2013. This $1.0 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense, and certain costs related to being a public company, partially offset by a reduction in intangibles amortization expense as a result of certain definite-lived intangible assets being fully amortized. General and administrative expenses as a percentage of total revenues decreased to 17.4% during the six months ended June 30, 2014, as compared to 18.8% during the six months ended June 30, 2013.

Interest Expense, Net. Interest expense, net, decreased 70.0% to $0.6 million during the three months ended June 30, 2014, compared to $2.0 million during the three months ended June 30, 2013. The $1.4 million decrease in interest expense was primarily due to the refinancing of our credit facilities at a lower interest rate compared to the prior credit facilities, completed in March 2014, and the $32.3 million repayment of the revolver portion of the credit facilities in April 2014.

Interest expense, net, decreased 41.5% to $2.4 million during the six months ended June 30, 2014, compared to $4.1 million during the six months ended June 30, 2013. The $1.7 million decrease in interest expense was primarily due to the refinancing of our credit facilities at a lower interest rate compared to the prior credit facilities, completed in March 2014, and the $32.3 million repayment of the revolver portion of the credit facilities in April 2014.

Other Expense. Other expense during the six months ended June 30, 2014 consists of certain non-operating expense charges totaling $4.1 million, consisting of the write-off of unamortized deferred financing costs of $2.8 million and prepayment fees of $1.0 million in connection with the refinancing of our credit facilities in March, and $0.3 million expense relating to the mark-to-market adjustment on certain preferred stock warrants. There were no similar charges during the three months ended June 30, 2014, or the three and six months ended June 30, 2013.

Provision for Income Taxes. The provision for income taxes was approximately $0.3 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively. The provision pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as minimum state income taxes.

Loss From Discontinued Operations

Loss from discontinued operations totaled $1.6 million and $3.3 million during the three and six months ended June 30, 2013, with no such costs during the three and six months ended June 30, 2014, as the Doctor Solutions business was sold in November 2013.

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of Adjusted EBITDA to net loss.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Adjusted EBITDA	$6,932	$4,030	$10,149	$4,196

Interest expense, net	585	2,015	2,448	4,144
Income tax provision	349	247	638	511
Depreciation and amortization expense	3,592	3,897	7,150	7,817
Stock compensation expense	2,950	517	4,019	969
Compensation expense related to acquisition earnout	51	1,175	135	1,375
Write-off of debt extinguishment costs	—	—	3,861	—
Reduction in force severance charges	—	673	—	1,358
Preferred stock warrant mark-to-market adjustment	—	—	252	—
Asset impairment charges	—	147	—	147
Loss from discontinued operations	—	1,596	—	3,341
Net loss	$(595)	$(6,237)	$(8,354)	$(15,466)
24

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended June 30,				Six months ended June 30,
	Depreciation / amortization		Stock compensation (1)		Depreciation / amortization		Stock compensation (1)
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Sales and marketing	$312	$271	$819	$111	$611	$552	$1,093	$257
Product development	2,666	2,509	745	119	5,311	5,018	1,182	276
General and administrative	614	1,117	1,386	287	1,228	2,247	1,744	436
Total expense	$3,592	$3,897	$2,950	$517	$7,150	$7,817	$4,019	$969

(1) Stock compensation expense includes charges related to the company’s ESPP beginning in the quarter ended June 30, 2014. See Note 7 to the consolidated financial statements in Item 1 for further discussion.

Liquidity and Capital Resources

Working Capital

As of June 30, 2014, we had cash and cash equivalents of $55.1 million and working capital of $69.3 million.

Sources of Liquidity

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our recent IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. As of June 30, 2014, we had $40.0 million of borrowings outstanding under our credit facility. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs.

On March 6, 2014, we refinanced our debt. Under our new credit facility with Silicon Valley Bank, SunTrust Bank and Stifel Bank & Trust, we maintain a revolver, with a maximum borrowing limit of $35.0 million, and also have a $40.0 million term loan. On April 7, 2014, shortly after the closing of the IPO, we paid down the revolver in full. As of June 30, 2014, there was $40.0 million outstanding on the term loan and no balance outstanding on the revolver, with the full $35.0 million line under the revolver available to be drawn. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in March 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of March 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus 4.0%, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of June 30, 2014, the interest rate on our new credit facility was 4.23%.

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

Components of Liquidity and Capital Resources

	Six months ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$6,938	$1,013
Net cash used in investing activities	(6,994)	(10,497)
Net cash provided by (used in) financing activities	38,898	(1,997)
Net increase (decrease) in cash and cash equivalents	$38,842	$(11,481)

Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $6.9 million, consisting of a loss from continuing operations of $8.4 million, adjusted for non-cash expenses of $16.1 million, including depreciation and amortization, non-cash stock-based compensation expense and amortization and write-off of financing costs. Additionally, changes in operating assets and liabilities resulted in the use of $0.8 million of cash, which was primarily due to a decrease in accounts receivable of $9.5 million from higher collections and an increase in deferred revenue of $1.3 million, partially offset by an $11.7 million decrease in accounts payable and accrued expenses due to the timing of vendor payments.

For the six months ended June 30, 2013, net cash provided by operating activities was $1.0 million, consisting of cash provided by operating activities from continuing operations of $4.5 million partially offset by cash used in operating activities from discontinued operations of $3.5 million. Net cash provided by operating activities from continuing operations of $4.5 million consisted of a loss from continuing operations of $12.1 million, adjusted for non-cash expenses of $10.7 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided $5.9 million of cash, which was primarily due to a decrease in accounts receivable of $5.7 million from higher collections and an increase in deferred revenue of $1.9 million, partially offset by a $1.3 million decrease in accounts payable and accrued expenses due to the timing of vendor payments. Net cash used in operating activities from discontinued operations of $3.5 million consisted primarily of the operating loss from the discontinued operations during the six months ended June 30, 2013.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, internally developed software and website development costs, and leasehold improvements. Additionally, our investing activities included payments made to acquire businesses.

We used $7.0 million of net cash in investing activities during the six months ended June 30, 2014, primarily for additions to property and equipment of $7.4 million, partially offset by $0.4 million of proceeds from the sale of the Doctor Solutions business.

We used $10.5 million of net cash in investing activities during the six months ended June 30, 2013, consisting of $5.4 million for purchases of property and equipment, $4.3 million for payments related to an acquisition, and $0.8 million for security deposits for additional office space.

Financing Activities

Prior to our IPO, our primary financing activities consisted of the issuance of redeemable convertible preferred stock, borrowings and repayments under our credit facilities, and proceeds from the exercise of stock options.

For the six months ended June 30, 2014, net cash provided by financing activities was $38.9 million. This primarily related to net proceeds from the IPO of $70.6 million, partially offset by repayment of the full $32.3 million outstanding on the revolver portion of our credit facility. Additionally, we received $2.1 million in proceeds from the exercise of stock options, which was offset by $2.2 million of financing costs paid in connection with our credit facility refinancing.

We used $2.0 million of net cash in financing activities during the six months ended June 30, 2013, primarily for the repayment of principal under our former credit facilities.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facilities. Based on the $40.0 million of borrowings outstanding under our credit facilities as of June 30, 2014 and the interest rates in effect at that date, our annual interest expense would amount to $1.7 million. A hypothetical interest rate increase of 1% on our credit facilities would increase annual interest expense by $0.4 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have accumulated significant losses since our inception. As of June 30, 2014, our accumulated deficit was $140.1 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or sustain profitability. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Advertising and sponsorship revenues comprise a significant component of our revenues. Our advertising and sponsorship revenues accounted for approximately 89.0% and 88.1% of our total revenues for the three and six months ended June 30, 2014. Advertising spending in the markets in which we compete can fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

As of June 30, 2014, we had $40.0 million of outstanding borrowings pursuant to our credit facility. Under the terms of this credit facility, we are required to make principal and interest payments on these borrowings through the maturity date of this facility in March 2019. As a result, we must use a significant portion of cash generated by our operations to satisfy our ongoing debt service obligations. Additionally, we will be required to repay, extend or refinance these borrowings when they become due, and there is no guarantee that we will be able to do so on reasonable terms or at all. If we are unable to meet our debt service obligations or to satisfy our obligations when they mature, our creditors could among other things, declare a default and accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of August 8, 2014, we have outstanding approximately 30,380,810 shares of common stock. Our officers, directors and certain of our stockholders have entered into lock-up agreements with the underwriters for our IPO prohibiting them from selling any of their shares for a period of 180 days following March 27, 2014. J.P. Morgan Securities LLC may, in its sole discretion, permit our officers, directors and certain of our stockholders to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements expire, and based on shares outstanding as of June 30, 2014, an additional approximately 22.7 million shares will be eligible for sale in the public market, approximately 12.5 million of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. Holders of approximately 22.1 million shares of common stock, including shares underlying certain of our existing warrants, will be entitled to rights with respect to the registration of these shares for resale under the Securities Act. If we register the resale of their shares following the expiration of the lock-up agreements described above, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144. In addition, the shares subject to outstanding options under our 2003 Stock Option Plan and our 2014 Equity Incentive Plan, the shares reserved for future issuance under our 2014 Equity Incentive Plan and the shares issuable upon exercise of warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

(1)	On April 2, 2014, upon the closing of the IPO, we issued an aggregate of 149,839 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of a warrant to purchase 150,000 shares of common stock.

(2)	On April 2, 2014, upon the closing of the IPO, we issued an aggregate of 126,287 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of two warrants to purchase an aggregate of 126,423 shares of common stock.

(3)	On April 2, 2014, an aggregate of 212,766 shares of common stock were issued upon the exercise of stock options, at exercise prices between $2.25 and $5.76, for aggregate proceeds of approximately $0.9 million.

No underwriters were used in the foregoing transactions. The issuance of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration pursuant to an exemption from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. Such holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act. The issuance of the securities described in paragraph (3) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

(b)	Use of Proceeds

On April 2, 2014, we closed our IPO, in which we issued and sold 5,360,000 shares of common stock at a public offering price of $14.00 per share. In addition, selling stockholders sold 1,790,000 shares in the IPO, including an aggregate of 339,053 shares acquired upon the exercise of stock options and warrants by certain selling stockholders in connection with the IPO. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-194097), which was declared effective by the SEC on March 27, 2014. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc. acted as underwriters. The net proceeds to us were approximately $67.9 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

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

During the three months ended June 30, 2014, we invested a portion of the net offering proceeds into money market securities. In addition, on April 7, 2014, we paid down the $32.3 million outstanding balance on our revolver. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 27, 2014 filed with the SEC on March 28, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.

(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(4)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 furnished hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
51

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

Date: August 12, 2014

