Form 10-Q
period 2014-09-30
Everyday Health, Inc.
filed 2014-11-12
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on November 7, 2014, was 30,820,688.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

Page No
PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements:	3
Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2014 and 2013 (Unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4. Controls and Procedures	27
PART II. OTHER INFORMATION	28
ITEM 1. Legal Proceedings	28
ITEM 1A. Risk Factors	28
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 3. Defaults Upon Senior Securities	50
ITEM 4. Mine Safety Disclosures	50
ITEM 5. Other Information	50
ITEM 6. Exhibits	51
SIGNATURES	52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$57,181	$16,242
Accounts receivable, net of allowance for doubtful accounts of $467 and $530 as of September 30, 2014 and December 31, 2013, respectively	41,940	49,373
Deferred tax asset	133	133
Prepaid expenses and other current assets	6,760	7,822
Total current assets	106,014	73,570
Property and equipment, net	23,694	21,095
Goodwill	82,153	82,153
Intangible assets, net	8,099	9,735
Other assets	4,693	5,729
Total assets	$224,653	$192,282

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,946	$8,459
Accrued expenses	16,320	25,919
Deferred revenue	8,445	6,808
Current portion of long-term debt	2,500	1,333
Other current liabilities	873	830
Total current liabilities	34,084	43,349
Long-term debt	37,000	70,000
Deferred tax liabilities	5,921	5,199
Other long-term liabilities	4,246	4,937
Redeemable convertible preferred stock (Series A-G), net of expenses, $0.01 par value: 10,000,000 and 27,204,144 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares and 26,820,270 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	158,766
Stockholders’ equity (deficit):
Common stock, $0.01 par value: 90,000,000 and 45,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 30,672,844 and 5,366,478 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	307	54
Treasury stock	(55)	(55)
Additional paid-in capital	283,427	33,726
Accumulated deficit	(140,277)	(123,694)
Total stockholders’ equity (deficit)	143,402	(89,969)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$224,653	$192,282

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Advertising and sponsorship revenues	$37,910	$29,662	$107,484	$86,861
Premium services revenues	4,414	5,392	13,792	15,895
Total revenues	42,324	35,054	121,276	102,756
Operating expenses:
Cost of revenues	11,006	9,620	33,388	30,281
Sales and marketing	13,014	10,814	37,053	31,735
Product development	10,085	10,656	30,049	31,516
General and administrative	7,504	6,462	21,225	19,192
Total operating expenses	41,609	37,552	121,715	112,724
Income (loss) from operations	715	(2,498)	(439)	(9,968)
Interest expense, net	(500)	(2,125)	(2,948)	(6,269)
Other expense	—	—	(4,114)	—
Income (loss) from continuing operations before provision for income taxes	215	(4,623)	(7,501)	(16,237)
Provision for income taxes	(365)	(311)	(1,003)	(822)
Loss from continuing operations	(150)	(4,934)	(8,504)	(17,059)
Loss from discontinued operations, net of tax	—	(397)	—	(3,738)
Net loss	(150)	(5,331)	(8,504)	(20,797)
Series G preferred stock deemed dividend	—	—	(8,079)	—
Net loss attributable to common stockholders	$(150)	$(5,331)	$(16,583)	$(20,797)
Net loss attributable to common stockholders from continuing operations per common share - basic and diluted	$(0.00)	$(0.94)	$(0.76)	$(3.37)
Net loss attributable to common stockholders from discontinued operations per common share - basic and diluted	$—	$(0.08)	$—	$(0.74)
Net loss attributable to common stockholders per common share - basic and diluted	$(0.00)	$(1.02)	$(0.76)	$(4.11)
Weighted-average common shares outstanding -basic and diluted	30,404,529	5,213,706	21,962,026	5,057,482

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Redeemable convertible preferred stock		Common stock		Treasury	Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	equity (deficit)

Balance at December 31, 2012	26,820,270	$158,766	4,860,855	$49	$—	$26,759	$(105,458)	$(78,650)
Exercise of stock options	—	—	46,179	1	—	50	—	51
Issuance of common stock	—	—	330,022	3	—	2,992	—	2,995
Purchase of treasury stock	—	—	(7,900)	—	(55)	—	—	(55)
Stock-based compensation expense	—	—	—	—	—	1,904	—	1,904
Net loss	—	—	—	—	—	—	(20,797)	(20,797)
Balance at September 30, 2013	26,820,270	$158,766	5,229,156	$53	$(55)	$31,705	$(126,255)	$(94,552)

Balance at December 31, 2013	26,820,270	$158,766	5,366,478	$54	$(55)	$33,726	$(123,694)	$(89,969)
Exercise of stock options	—	—	507,545	5	—	2,544	—	2,549
Issuance of common stock for acquired business	—	—	65,710	1	—	918	—	919
Stock-based compensation expense	—	—	—	—	—	6,748	—	6,748
Warrant issued in connection with website partner agreement	—	—	—	—	—	1,131	—	1,131
Issuance of common stock in connection with IPO, net of $8,848 issuance costs	—	—	5,676,414	57	—	70,565	—	70,622
Conversion of preferred stock	(26,820,270)	(158,766)	18,457,235	184	—	158,582	—	158,766
Series G preferred stock deemed dividend	—	—	—	—	—	8,079	(8,079)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	—	1,140	—	1,140
Exercise of warrants	—	—	599,462	6	—	(6)	—	—
Net loss	—	—	—	—	—	—	(8,504)	(8,504)
Balance at September 30, 2014	—	$—	30,672,844	$307	$(55)	$283,427	$(140,277)	$143,402

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(8,504)	$(20,797)
Less loss from discontinued operations, net of tax	—	3,738
Loss from continuing operations	(8,504)	(17,059)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,829	11,875
Amortization of video and television costs	—	612
Provision for doubtful accounts	215	62
Stock-based compensation	6,748	1,838
Amortization and write-off of financing costs	4,309	1,232
Loss on disposals of property and equipment	—	168
Provision for deferred income taxes	722	722
Changes in operating assets and liabilities:
Accounts receivable	7,218	7,446
Prepaid expenses and other current assets	316	(1,626)
Additions to video and television costs	—	(433)
Accounts payable and accrued expenses	(11,191)	1,054
Deferred revenue	1,636	3,376
Other current liabilities	(101)	(348)
Other long-term liabilities	607	715
Net cash provided by operating activities from continuing operations	12,804	9,634
Net cash used in operating activities from discontinued operations	—	(3,652)
Net cash provided by operating activities	12,804	5,982
Cash flows from investing activities
Additions to property and equipment, net	(11,326)	(7,936)
Proceeds from sale of business	400	—
Payment for business purchased, net of cash acquired	—	(5,751)
Payment of security deposits and other assets	90	(753)
Net cash used in investing activities	(10,836)	(14,440)
Cash flows from financing activities
Net proceeds from common stock issuance	70,622	—
Proceeds from the exercise of stock options	2,896	51
Repayments of principal under former revolver credit facility	(30,000)	(850)
Borrowings under former revolver credit facility	—	1,050
Repayment of principal under former term loan facility	(41,333)	(2,125)
Borrowings under revolver credit facility	32,300	—
Repayment of principal under revolver credit facility	(32,300)	—
Borrowings under term loan facility	40,000	—
Repayment of principal under term loan facility	(500)	—
Principal payments on capital lease obligations	(480)	(258)
Payments of credit facility financing costs	(2,234)	—
Payment for purchase of treasury stock	—	(55)
Net cash provided by (used in) financing activities	38,971	(2,187)
Net increase (decrease) in cash and cash equivalents	40,939	(10,645)
Cash and cash equivalents, beginning of period	16,242	23,888
Cash and cash equivalents, end of period	$57,181	$13,243
Supplemental disclosure of cash flow information
Interest paid	$3,027	$4,803
Income taxes paid	$166	$78
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$919	$2,921
Issuance of common stock for acquired assets	$—	$74
Warrants issued in connection with website partner agreement	$1,131	$—
Capital lease obligations incurred	$466	$703
Reclassification of liability warrants to equity warrants	$1,140	$—

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

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s prospectus dated March 27, 2014, filed with the SEC on March 28, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2014 presentation.

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

Other Expense

In connection with the refinancing of its credit facilities in March 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2014.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the nine months ended September 30, 2014 and 2013.

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing online health solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. This amendment will be effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

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

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Current GAAP does not contain explicit guidance on how to account for such share-based payments. This updated guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, as current GAAP provides no such explicit guidance. This guidance should reduce diversity in the timing and content of footnote disclosures. The new standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

3. Discontinued Operations

In November 2013, the Company completed the sale of its Doctor Solutions business, which provided online directories and other marketing services to healthcare professionals. The sales price was $1,000. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from the Company’s ongoing business after the sale. As such, the operating results have been reported as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2013. As the sale was completed during 2013, there were no results from discontinued operations to report for the three and nine months ended September 30, 2014. Revenues from discontinued operations were $1,954 and $6,229, and losses from discontinued operations were $397 and $3,738, for the three and nine months ended September 30, 2013, respectively. No benefit for income taxes was provided as the Company recorded a full valuation allowance against the net operating losses (“NOLs”) generated by the discontinued operations.

4. Goodwill and Other Intangible Assets

The carrying value of the Company’s goodwill was $82,153 as of September 30, 2014. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2013. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $8,099 at September 30, 2014, consisting principally of trade names, customer relationships and agreements with certain of the Company’s website partners, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the nine months ended September 30, 2014 and 2013.

Definite-lived intangible assets consist of the following:

	September 30, 2014				December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$11,910	$(10,911)	$999	2.4	$11,910	$(10,481)	$1,429	2.9
Other intangibles	3,900	(3,343)	557	1.0	3,900	(2,925)	975	1.7
Trade names	10,505	(3,962)	6,543	6.2	10,505	(3,174)	7,331	7.0
Total	$26,315	$(18,216)	$8,099		$26,315	$(16,580)	$9,735

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $545 and $1,016 for the three months ended September 30, 2014 and 2013, respectively, and $1,636 and $3,046 for the nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2014 (October 1st to December 31st)	$545
2015	1,938
2016	1,248
2017	1,239
2018	1,051
Thereafter	2,078
Total	$8,099

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

As of September 30, 2014, the interest rate on the Credit Facility was 3.48%. The Company drew the full $40,000 Term Loan and $32,300 on the Revolver at closing. On April 7, 2014, the Company paid down the entire outstanding balance on its Revolver. As of September 30, 2014, there was $39,500 outstanding on the Term Loan and no balance outstanding on the Revolver, with the full $35,000 line under the Revolver available to be drawn.

In connection with the March 2014 refinancing, the Company incurred financing costs on the Credit Facility of $1,211, which have been deferred and are being amortized using the effective interest rate method through the final maturity of the Credit Facility, and incurred prepayment fees of $1,016 on the former credit facilities, which was charged to expense. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. The write-off of unamortized deferred financing costs and prepayment fees of $2,845 and $1,016, respectively, related to the former credit facilities is reflected in other expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2014.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of September 30, 2014.

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

Refer to Note 11 for a discussion of changes in outstanding debt and an amendment to the Credit Facility, which occurred in November 2014.

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

In connection with the IPO, all of the Company’s redeemable convertible preferred stock converted into common shares, which is discussed below in further detail. There was no redeemable convertible preferred stock outstanding at September 30, 2014.

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

Issuance of Common Stock Warrant

In March 2014, the Company issued to one of its website partners a warrant to purchase 100,000 shares of common stock at $0.015 per share, in connection with the website partner agreeing to extend the advertising representation agreement by two years. The warrant was immediately exercisable and, accordingly, the Company calculated the fair value of the warrant using the Black-Scholes option pricing model and recorded $1,131 of deferred costs related to the issuance during the nine months ended September 30, 2014, which will be amortized to the Company’s operating results over the remaining life of the agreement.

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

The aggregate number of shares of the Company’s common stock that may be issued pursuant to the 2014 Plan is the sum of (1) 200,000 shares, (2) the 388,781 shares reserved for issuance under the 2003 Plan at the time the 2014 Plan became effective, and (3) any shares subject to outstanding stock options that would otherwise have returned to the 2003 Plan (such as upon the expiration or termination of stock options prior to vesting). In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year from January 1, 2015 through January 1, 2024 by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors. As of September 30, 2014, 483,203 shares have been reserved for issuance under the 2014 Plan and 168,750 shares have been granted under the 2014 Plan.

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2013	5,457,791	$7.61	6.54	$20,396
Granted	1,640,851	14.93
Exercised	(507,545)	5.02
Cancelled	(200,885)	8.86
Outstanding at September 30, 2014	6,390,212	$9.62	6.37	$29,935
Exercisable at September 30, 2014	3,956,345	$7.71	4.84	$24,814

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $745 and $1,129, respectively, for the three months ended September 30, 2014, and $20 and $209, respectively, for the three months ended September 30, 2013. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $2,896 and $4,354, respectively, for the nine months ended September 30, 2014, and $51 and $359, respectively, for the nine months ended September 30, 2013.

The weighted-average fair value per share at date of grant for options granted was $7.73 and $4.62 during the nine months ended September 30, 2014 and 2013, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the nine months ended September 30, 2014 and 2013:

	2014	2013
Volatility	49.42%	50.65%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.92%	1.46%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $2,331 and $888 (including $19 relating to discontinued operations) for the three months ended September 30, 2014 and 2013, respectively, and $5,942 and $1,904 (including $66 relating to discontinued operations) for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, there was approximately $7,872 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.33 years. The total fair value of stock options vested during the nine months ended September 30, 2014 and 2013 was $2,800 and $2,612, respectively.

2014 Employee Stock Purchase Plan

The Company’s directors adopted, and the stockholders subsequently approved, the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP, which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. For the initial offering period, the fair market value on the first day of the offering period was the $14.00 IPO price. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee. Charges incurred under the ESPP totaled $399 and $806 for the three and nine months ended September 30, 2014, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares include incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. For the three and nine months ended September 30, 2014 and 2013, the Company had outstanding options, warrants and preferred stock as disclosed in Notes 5, 6 and 7, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

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

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. In March 2014, an audit of the Company’s U.S. Federal tax return for the year ended December 31, 2011 commenced. As of September 30, 2014, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

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

11. Subsequent Events

On November 10, 2014, the Company entered into an agreement to acquire all of the outstanding equity of DoctorDirectory.com, Inc., a South Carolina corporation (“DD”), which provides pharmaceutical companies with multi-channel interactive marketing services that target healthcare professionals, for $65,000 in cash, subject to certain adjustments as set forth in the DD merger agreement. The acquisition became effective on November 12, 2014. The Company expects that the DD acquisition will enable the Company to significantly increase the number of healthcare professionals it reaches, deepen and broaden its relationships with pharmaceutical companies, gain valuable expertise across sales, marketing and data and analytics, and introduce new products and services to healthcare professionals. Due to the limited time since the date of acquisition, the initial accounting, including determination of the acquisition date fair values of the acquired assets and liabilities, is not yet complete and will be provided in the Company’s Annual Report on Form 10-K for the year ending December 31, 2014.

In anticipation of the DD acquisition discussed above, on November 6, 2014, the Company drew $35,000 under the Revolver portion of the Credit Facility. Also, on November 10, 2014, the Company entered into an amendment to the Credit Facility. The amended and restated Credit Facility, among other things, (i) increased the Term Loan from $39,000 outstanding as of such date to $60,000; (ii) increased the maximum borrowing limit of the Revolver from $35,000 to $55,000; (iii) extended the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; (iv) approved and consented to the acquisition of DD; and (v) effected certain modifications to the covenants and terms as set forth in the amended and restated Credit Facility agreement. As of November 12, 2014, there was $60,000 outstanding on the Term Loan and $35,000 outstanding on the Revolver.

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

• expanding our data collection and research capabilities in order to provide more sophisticated campaign analytics and effectiveness reporting to our advertising customers; and

• enhancing our social media offerings and capabilities.

The investments in our business between late 2010 and the end of 2012 increased our operating expenses and capital expenditures and reduced our Adjusted EBITDA. We believe, however, that these investments have positioned us for revenue growth in the future by broadening our revenue opportunities and improving our operating leverage. For example, we have recently begun exploring ways to utilize our existing core assets to create revenue opportunities through targeting payors, providers and employers. We expect our operating expenses to increase in the remainder of 2014 and 2015, but to decrease as a percentage of revenues. As a result, we expect that our Adjusted EBITDA will improve in 2014 and 2015, and expect that our capital expenditures will decline as a percentage of revenues over the same period.

Background Information

Key Trends Affecting Our Business

We believe that the following key trends drive our ability to continue to grow our business:

• Marketers are allocating an increasing proportion of their advertising spending to online advertising and are seeking solutions that better target their audience and maximize return on investment, or ROI. We believe that the ability to offer complex data- driven solutions that demonstrate ROI will be a key determinant in our success in attracting marketing dollars in the coming years. We also believe that the online percentage of the total health-related advertising market is still relatively small, and that this percentage will increase in the coming years.

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

The following represents our recent performance with respect to this key metric:

	Three months ended September 30,(1)		Nine months ended September 30,(2)
	2014	2013	2014	2013

Advertising and sponsorship revenues per advertiser (in thousands)	$216.6	$164.8	$395.2	$305.8

(1)    Based on 175 and 180 total advertisers for the three months ended September 30, 2014 and 2013, respectively.

(2)    Based on 272 and 284 total advertisers for the nine months ended September 30, 2014 and 2013, respectively.

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

Increasing our advertising and sponsorship revenues attributable to interactive brand sponsorships has been an important focus for us in the past few years. Revenues linked to interactive brand sponsorships exceeded 50% of our advertising and sponsorship revenues in the first three quarters of 2014 and we expect that to be the case in the last quarter of 2014.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Our advertising and sponsorship revenue delivered via mobile channels increased 90.4% to $15.8 million in the third quarter of 2014 from $8.3 million in the third quarter of 2013.

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

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues, which represents a much larger revenue opportunity than premium services. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the three and nine months ended September 30, 2014, our advertising and sponsorship revenues accounted for 89.6% and 88.6% of total revenues, respectively, compared to 84.6% and 84.5% in the three and nine months ended September 30, 2013, respectively. In the three and nine months ended September 30, 2014, our premium services revenues accounted for 10.4% and 11.4% of total revenues, respectively, compared to 15.4% and 15.5% in the three and nine months ended September 30, 2013, respectively. We anticipate that revenues derived from advertising and sponsorship services will continue to grow in the future as a percentage of total revenues. Our premium services, however, generate a significant portion of our registered users, and the valuable data that is voluntarily provided to us through our premium services, including demographic information and health-related interests, enables us to grow our advertising and sponsorship revenues. As a result, while we expect that premium services revenues will continue to decrease as a percentage of total revenues, our subscription products will continue to serve as an important source for registered users that will drive our advertising and sponsorship revenues and potentially offset any decline in our direct revenue from premium services. Although to date, revenues from payors, providers and employers have been immaterial, we expect that these revenues will likely increase as we seek to utilize our existing assets to address the consumer engagement needs of these entities. To the extent that our revenues from these sources increase in the future, this may alter the trends described above.

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

Both our gross profit and gross margin improved for the three and nine months ended September 30, 2014, compared to the prior year period, as shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Revenues	$42,324	$35,054	$121,276	$102,756
Revenue growth	20.7%	10.4%	18.0%	8.8%
Cost of revenues	$11,006	$9,620	$33,388	$30,281
Gross profit	$31,318	$25,434	$87,888	$72,475
Gross margin	74.0%	72.6%	72.5%	70.5%

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

As of December 31, 2013, we had approximately $108.0 million of net operating loss, or NOL, carryforwards available to offset future taxable income, which expire from 2020 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2013 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2012, approximately $0.5 million of the then-existing NOL carryforwards will be limited by Section 382. However, changes in our stock ownership resulting from our initial public offering, or IPO, or other potential future transactions, could result in additional ownership changes under Section 382. Our NOLs may also be limited under similar provisions of state law. The NOL carryforwards at December 31, 2013 include approximately $3.3 million in income tax deductions related to stock options, which will be reflected as a credit to additional paid-in-capital as realized.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Advertising and sponsorship revenues	$37,910	$29,662	$107,484	$86,861
Premium services revenues	4,414	5,392	13,792	15,895
Total revenues	42,324	35,054	121,276	102,756
Operating expenses:
Cost of revenues	11,006	9,620	33,388	30,281
Sales and marketing	13,014	10,814	37,053	31,735
Product development	10,085	10,656	30,049	31,516
General and administrative	7,504	6,462	21,225	19,192
Total operating expenses	41,609	37,552	121,715	112,724
Income (loss) from operations	715	(2,498)	(439)	(9,968)
Interest expense, net	(500)	(2,125)	(2,948)	(6,269)
Other expense	—	—	(4,114)	—
Income (loss) from continuing operations before provision for income taxes	215	(4,623)	(7,501)	(16,237)
Provision for income taxes	(365)	(311)	(1,003)	(822)
Loss from continuing operations	(150)	(4,934)	(8,504)	(17,059)
Loss from discontinued operations, net of tax	—	(397)	—	(3,738)
Net loss	$(150)	$(5,331)	$(8,504)	$(20,797)
21

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our total revenues increased 20.5% to $42.3 million during the three months ended September 30, 2014 from $35.1 million during the three months ended September 30, 2013. The $7.2 million increase in total revenues consisted of a $8.2 million increase in advertising and sponsorship revenues offset by a $1.0 million decrease in premium services revenues. For the three months ended September 30, 2014, no advertiser accounted for 10% or more of total revenues. For the three months ended September 30, 2013, one advertiser accounted for approximately 16% of total revenues.

Advertising and sponsorship revenues increased 27.6% to $37.9 million during the three months ended September 30, 2014 from $29.7 million during the three months ended September 30, 2013. The $8.2 million increase in advertising and sponsorship revenues was attributable to an increase in revenue per advertiser, as compared to the corresponding quarter in 2013, due to expanded relationships with existing advertisers.

Premium services revenues decreased 18.5% to $4.4 million during the three months ended September 30, 2014 from $5.4 million during the three months ended September 30, 2013. The decrease was attributable to a $0.9 million decrease in subscription fee revenues to $3.2 million in the three months ended September 30, 2014 from $4.1 million in the three months ended September 30, 2013. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by higher average revenue per paid subscriber per month, due to slightly increased billing plans and higher renewal rates.

Our total revenues increased 18.0% to $121.3 million during the nine months ended September 30, 2014 from $102.8 million during the nine months ended September 30, 2013. The $18.5 million increase in total revenues consisted of a $20.6 million increase in advertising and sponsorship revenues offset by a $2.1 million decrease in premium services revenues. For the nine months ended September 30, 2014, no advertiser accounted for 10% or more of total revenues. For the nine months ended September 30, 2013, one advertiser accounted for approximately 12% of total revenues.

Advertising and sponsorship revenues increased 23.7% to $107.5 million during the nine months ended September 30, 2014 from $86.9 million during the nine months ended September 30, 2013. The $20.6 million increase in advertising and sponsorship revenues was attributable to an increase in revenue per advertiser, as compared to the corresponding period in 2013, due to expanded relationships with existing advertisers.

Premium services revenues decreased 13.2% to $13.8 million during the nine months ended September 30, 2014 from $15.9 million during the nine months ended September 30, 2013. The decrease was primarily attributable to a $3.3 million decrease in subscription fee revenues to $10.0 million in the nine months ended September 30, 2014 from $13.3 million in the nine months ended September 30, 2013, partially offset by a $1.2 million increase in licensing revenues. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 14.4% to $11.0 million during the three months ended September 30, 2014 from $9.6 million during the three months ended September 30, 2013. The $1.4 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues, as well as an increase in media expense from increased marketing activities in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Cost of revenues as a percentage of total revenues decreased to 26.0% during the three months ended September 30, 2014 from 27.4% for the three months ended September 30, 2013.

Cost of revenues increased 10.2% to $33.4 million during the nine months ended September 30, 2014 from $30.3 million during the nine months ended September 30, 2013. The $3.1 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues as well as an increase in media expense from increased marketing activities in 2014. Cost of revenues as a percentage of total revenues decreased to 27.5% during the nine months ended September 30, 2014 from 29.5% for the nine months ended September 30, 2013.

Sales and Marketing. Sales and marketing expenses increased 20.4% to $13.0 million during the three months ended September 30, 2014 from $10.8 million during the three months ended September 30, 2013. This $2.2 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense, from increased staffing and related compensation for the sales development, sales operations and data sciences teams associated with generating and supporting increased advertising and sponsorship revenues in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, partially offset by $0.8 million of acquisition earnout expense incurred in the three months ended September 30, 2013 attributable to our 2012 acquisition of a company. Sales and marketing expenses as a percentage of total revenues remained relatively consistent, decreasing to 30.8% during the three months ended September 30, 2014, as compared to 30.9% during the three months ended September 30, 2013.

Sales and marketing expenses increased 17.0% to $37.1 million during the nine months ended September 30, 2014 from $31.7 million during the nine months ended September 30, 2013. This $5.4 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense from increased staffing and related compensation for the sales development, sales operations and data sciences teams associated with generating and supporting increased advertising and sponsorship revenues in the nine months ended September 30, 2014, compared to the nine months ended September 30 2013, partially offset by $2.1 million of acquisition earnout expense incurred in the nine months ended September 30, 2013 attributable to our 2012 acquisition of a company. Sales and marketing expenses as a percentage of total revenues decreased to 30.6% during the nine months ended September 30, 2014, as compared to 30.9% during the nine months ended September 30, 2013.

Product Development. Product development expenses decreased 5.6% to $10.1 million during the three months ended September 30, 2014 from $10.7 million during the three months ended September 30, 2013. This $0.6 million decrease was primarily due to lower levels of compensation expense, including severance costs and salaries and benefits, from the reduction in force which occurred in the second half of 2013. Product development expenses as a percentage of total revenues decreased to 23.8% during the three months ended September 30, 2014, as compared to 30.4% during the three months ended September 30, 2013.

Product development expenses decreased 4.8% to $30.0 million during the nine months ended September 30, 2014 from $31.5 million during the nine months ended September 30, 2013. This $1.5 million decrease was primarily due to severance costs and salaries and benefits related to the reduction in force which occurred in the second half of 2013, partially offset by higher non-cash stock compensation expense in 2014. Product development expenses as a percentage of total revenues decreased to 24.8% during the nine months ended September 30, 2014, as compared to 30.7% during the nine months ended September 30, 2013.

General and Administrative. General and administrative expenses increased 15.4% to $7.5 million during the three months ended September 30, 2014 from $6.5 million during the three months ended September 30, 2013. This $1.0 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense, and certain costs related to being a public company, partially offset by a reduction in intangibles amortization expense of $0.5 million as a result of certain definite-lived intangible assets being fully amortized. General and administrative expenses as a percentage of total revenues decreased to 17.7% during the three months ended September 30, 2014, as compared to 18.4% during the three months ended September 30, 2013.

General and administrative expenses increased 10.4% to $21.2 million during the nine months ended September 30, 2014 from $19.2 million during the nine months ended September 30, 2013. This $2.0 million increase was primarily due to higher levels of compensation expense, including non-cash stock compensation expense, and certain costs related to being a public company, partially offset by a reduction in intangibles amortization expense of $1.4 million as a result of certain definite-lived intangible assets being fully amortized. General and administrative expenses as a percentage of total revenues decreased to 17.5% during the nine months ended September 30, 2014, as compared to 18.7% during the nine months ended September 30, 2013.

Interest Expense, Net. Interest expense, net, decreased 76.2% to $0.5 million during the three months ended September 30, 2014, compared to $2.1 million during the three months ended September 30, 2013. The $1.6 million decrease in interest expense was primarily due to the refinancing of our credit facilities in March 2014 at a lower interest rate compared to the prior credit facilities, and the $32.3 million repayment of the revolver portion of the credit facilities in April 2014.

Interest expense, net, decreased 54.0% to $2.9 million during the nine months ended September 30, 2014, compared to $6.3 million during the nine months ended September 30, 2013. The $3.4 million decrease in interest expense was primarily due to the refinancing of our credit facilities in March 2014 at a lower interest rate compared to the prior credit facilities, and the $32.3 million repayment of the revolver portion of the credit facilities in April 2014.

Other Expense. Other expense during the nine months ended September 30, 2014 consists of certain non-operating expense charges totaling $4.1 million, consisting of the write-off of unamortized deferred financing costs of $2.8 million and prepayment fees of $1.0 million in connection with the refinancing of our credit facilities in March 2014, and $0.3 million expense relating to the mark-to-market adjustment on certain preferred stock warrants. There were no similar charges during the three months ended September 30, 2014, or the three and nine months ended September 30, 2013.

Provision for Income Taxes. The provision for income taxes was approximately $0.4 million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $0.8 million during the nine months ended September 30, 2014 and 2013, respectively. The provision pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as minimum state income taxes.

Loss From Discontinued Operations

Loss from discontinued operations totaled $0.4 million and $3.7 million during the three and nine months ended September 30, 2013, with no such costs during the three and nine months ended September 30, 2014, as the Doctor Solutions business was sold in November 2013.

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of Adjusted EBITDA to net loss.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Adjusted EBITDA	$7,123	$3,330	$17,272	$7,526
Less:
Interest expense, net	500	2,125	2,948	6,269
Income tax provision	365	311	1,003	822
Depreciation and amortization expense	3,679	4,058	10,829	11,875
Stock compensation expense	2,729	869	6,748	1,838
Compensation expense related to acquisition earnout	—	750	135	2,125
Write-off of debt extinguishment costs	—	—	3,861	—
Reduction in force severance charges	—	151	—	1,509
Preferred stock warrant mark-to-market adjustment	—	—	252	—
Asset impairment charges	—	—	—	147
Loss from discontinued operations	—	397	—	3,738
Net loss	$(150)	$(5,331)	$(8,504)	$(20,797)
24

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended September 30,				Nine months ended September 30,
	Depreciation / amortization		Stock compensation (1)		Depreciation / amortization		Stock compensation (1)
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Sales and marketing	$329	$302	$753	$160	$940	$854	$1,846	$417
Product development	2,734	2,669	599	405	8,045	7,687	1,781	681
General and administrative	616	1,087	1,377	304	1,844	3,334	3,121	740
Total expense	$3,679	$4,058	$2,729	$869	$10,829	$11,875	$6,748	$1,838

(1) Stock compensation expense includes charges related to the Company’s ESPP beginning in the quarter ended June 30, 2014. See Note 7 to the consolidated financial statements in Item 1 for further discussion.

Liquidity and Capital Resources

Working Capital

As of September 30, 2014, we had cash and cash equivalents of $57.2 million and working capital of $71.9 million.

Sources of Liquidity

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our recent IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. As of September 30, 2014, we had $39.5 million of borrowings outstanding under our credit facility. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs.

On March 6, 2014, we refinanced our debt. Under our existing credit facility with Silicon Valley Bank, SunTrust Bank, Stifel Bank & Trust and Comerica Bank, we maintain a revolver, with a maximum borrowing limit of $35.0 million, and also have a $40.0 million term loan. On April 7, 2014, shortly after the closing of the IPO, we paid down the revolver in full. As of September 30, 2014, there was $39.5 million outstanding on the term loan and no balance outstanding on the revolver, with the full $35.0 million line under the revolver available to be drawn. In anticipation of the acquisition of DoctorDirectory.com, Inc., or DD, on November 6, 2014, we drew $35.0 million under the revolver and, on November 10, 2014, we entered into an amended and restated credit facility, pursuant to which our term loan was increased to $60.0 million and the maximum borrowing limit under our revolver was increased to $55.0 million. As of November 12, 2014, there was $60.0 million outstanding on the term loan and $35.0 million outstanding on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the credit facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of September 30, 2014, the interest rate on our new credit facility was 3.48%.

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

Components of Liquidity and Capital Resources

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$12,804	$5,982
Net cash used in investing activities	(10,836)	(14,440)
Net cash provided by (used in) financing activities	38,971	(2,187)
Net increase (decrease) in cash and cash equivalents	$40,939	$(10,645)

Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $12.8 million, consisting of a loss from continuing operations of $8.5 million, adjusted for non-cash expenses of $22.8 million, including depreciation and amortization, non-cash stock-based compensation expense and amortization and write-off of financing costs. Additionally, changes in operating assets and liabilities resulted in the use of $1.5 million of cash, which was primarily due to a decrease in accounts receivable of $7.2 million from higher collections and an increase in deferred revenue of $1.6 million, offset by an $11.2 million decrease in accounts payable and accrued expenses due to the timing of vendor payments.

For the nine months ended September 30, 2013, net cash provided by operating activities was $6.0 million, consisting of cash provided by operating activities from continuing operations of $9.6 million partially offset by cash used in operating activities from discontinued operations of $3.6 million. Net cash provided by operating activities from continuing operations of $9.6 million consisted of a loss from continuing operations of $17.1 million, adjusted for non-cash expenses of $16.5 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided $10.2 million of cash, which was primarily due to a decrease in accounts receivable of $7.4 million from higher collections, an increase in deferred revenue of $3.4 million, and an increase in accounts payable and accrued expenses of $1.1 million due to the timing of vendor payments, partially offset by an increase in prepaid expenses and other current assets of $1.6 million. Net cash used in operating activities from discontinued operations of $3.6 million consisted primarily of the operating loss from the discontinued operations during the nine months ended September 30, 2013.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, internally developed software and website development costs, and leasehold improvements. Additionally, our investing activities included payments made to acquire businesses.

We used $10.8 million of net cash in investing activities during the nine months ended September 30, 2014, primarily for additions to property and equipment of $11.3 million, partially offset by $0.4 million of proceeds from the sale of the Doctor Solutions business.

We used $14.4 million of net cash in investing activities during the nine months ended September 30, 2013, consisting of $7.9 million for purchases of property and equipment, $5.8 million for payments related to an acquisition, and $0.8 million for security deposits for additional office space.

Financing Activities

Prior to our IPO, our primary financing activities consisted of the issuance of redeemable convertible preferred stock, borrowings and repayments under our credit facilities, and proceeds from the exercise of stock options.

For the nine months ended September 30, 2014, net cash provided by financing activities was $39.0 million. This primarily related to net proceeds from the IPO of $70.6 million, partially offset by repayment of the full $32.3 million outstanding on the revolver portion of our credit facility. Additionally, we received $2.9 million in proceeds from the exercise of stock options, which was offset by $2.2 million of financing costs paid in connection with our credit facility refinancing.

We used $2.2 million of net cash in financing activities during the nine months ended September 30, 2013, primarily for the repayment of principal under our former credit facilities.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facilities. Based on the $39.5 million of borrowings outstanding under our credit facilities as of September 30, 2014 and the interest rates in effect at that date, our annual interest expense would amount to $1.4 million. A hypothetical interest rate increase of 1% on our credit facilities would increase annual interest expense by $0.4 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have accumulated significant losses since our inception. As of September 30, 2014, our accumulated deficit was $140.3 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or sustain profitability. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Advertising and sponsorship revenues comprise a significant component of our revenues. Our advertising and sponsorship revenues accounted for approximately 89.6% and 88.6% of our total revenues for the three and nine months ended September 30, 2014. Advertising spending in the markets in which we compete can fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

During the last several years, we have acquired a number of complementary businesses, products and technologies. Most recently, in November 2014, we acquired DoctorDirectory.com, Inc., or DD, which provides pharmaceutical companies with multi-channel interactive marketing services that target healthcare professionals. We intend to continue to seek other complementary acquisitions in the future. Acquisitions and investments involve numerous risks, including:

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

In order to finance acquisitions, investments or strategic partnerships, we may use equity securities, debt, cash or a combination of the foregoing. Any issuance of equity securities or securities convertible into equity may result in substantial dilution to our existing stockholders, reduce the market price of our common stock or both. Any debt financing is likely to increase our interest expense and include financial and other covenants that could have an adverse impact on our business. For example, in connection with the acquisition of DD, we incurred additional borrowings under our credit facility (for a detailed description of such borrowings, see “Liquidity and Capital Resources” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations).” In addition, an acquisition may involve non-recurring charges, including write-downs of significant amounts of intangible assets or goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, or at all. We do not intend to seek security holder approval for any such acquisition or security issuance unless required by applicable law, regulation or the terms of our existing securities.

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

The market price of shares of our common stock may be subject to wide fluctuations. For example, since our initial public offering, or IPO, in March 2014, our common stock has traded at prices as high as $19.89 per share and as low as $10.86 per share. The market price of our common stock may continue to fluctuate in response to the many risk factors listed in this section and other factors beyond our control, including:

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

As a public company listed in the U.S., we now incur significant additional legal, accounting and other costs that we did not incur as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As of September 30, 2014, we had $39.5 million of outstanding borrowings pursuant to our credit facility. In anticipation of the DD acquisition, on November 6, 2014, we drew $35.0 million under the revolver and, on November 10, 2014, we entered into an amended and restated credit facility, pursuant to which our term loan and the maximum borrowing limit under our revolver were increased. As of November 12, 2014, we had $95.0 million of outstanding borrowings pursuant to our credit facility. Under the terms of this credit facility, as amended, we are required to make principal and interest payments on these borrowings through the maturity date of this facility in November 2019. As a result, we must use a significant portion of cash generated by our operations to satisfy our ongoing debt service obligations. Additionally, we will be required to repay, extend or refinance these borrowings when they become due, and there is no guarantee that we will be able to do so on reasonable terms or at all. If we are unable to meet our debt service obligations or to satisfy our obligations when they mature, our creditors could among other things, declare a default and accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 7, 2014, we have outstanding approximately 30,820,688 shares of common stock, approximately 22.8 million of which were previously subject to the terms of a 180-day lock-up from our IPO, but became freely tradeable on September 24, 2014. Certain of those shares are held by directors, executive officers and other affiliates and remain subject to volume limitations under Rule 144 under the Securities Act. In addition, certain holders of common stock, including certain holders of our existing warrants, will be entitled to rights with respect to the registration of these shares for resale under the Securities Act. If we register the resale of their shares in the future, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144. In addition, the shares subject to outstanding options under our 2003 Stock Option Plan and our 2014 Equity Incentive Plan, the shares reserved for future issuance under our 2014 Equity Incentive Plan, the shares reserved for future issuance under our ESPP and the shares issuable upon exercise of warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

(1)	On July 2, 2014, we issued an aggregate of 189,504 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of two warrants to purchase an aggregate of 189,655 shares of common stock.

(2)	On September 5, 2014, we issued 7,545 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of a warrant to purchase 31,523 shares of common stock.

(3)	On September 22, 2014, we issued an aggregate of 126,287 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of two warrants to purchase an aggregate of 126,423 shares of common stock.

No underwriters were used in the foregoing transactions. The issuance of securities described in paragraphs (1), (2) and (3) above were deemed to be exempt from registration pursuant to an exemption from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. Such holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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

Date: November 12, 2014

