Form 10-K
period 2014-12-31
Everyday Health, Inc.
filed 2015-03-05
CIK 1358483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number: 001-36371

Everyday Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0036062 (I.R.S. Employer Identification No.)
345 Hudson Street, 16th Floor New York, NY (Address of principal executive offices)	10014 (Zip Code)

Registrant’s telephone number, including area code: (646) 728-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $330.0 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price on the New York Stock Exchange reported for such date. Excludes an aggregate of 12,522,930 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 31,526,949 shares of the registrant’s common stock issued and outstanding as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2015 Annual Meeting of Stockholders.

EVERYDAY HEALTH, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Everyday Health,” “the company,” “we,” “us,” “our” and similar references refer to Everyday Health, Inc. and, where appropriate, our subsidiaries. This report contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business.

Mission

Everyday Health empowers and inspires consumers and healthcare professionals to make better health and wellness decisions.

Overview

We are a leading provider of digital health and wellness solutions. We combine premier digital content from leading health brands with sophisticated data and analytics technology to provide a highly personalized and differentiated content experience to our users. In December 2014, we estimate that 47 million consumers and approximately two-thirds of all practicing physicians in the U.S. engaged with our health and wellness properties across multiple channels, including the web, mobile devices, video and social media. Our content portfolio and data and analytics expertise provide marketers with a compelling platform to promote their products and services in a highly targeted and measurable manner, influence purchase decisions and drive better health compliance. We believe that we are well positioned to capitalize on new revenue opportunities presented by the growing importance of consumer engagement, data and analytics and digital technologies in the rapidly evolving health and wellness industries. We have begun to utilize our existing content, large audience and sophisticated technology platform to enable healthcare payors, providers and employers to drive consumer engagement, improve health outcomes and reduce healthcare costs.

We provide consumers and healthcare professionals with a multi-brand, multi-channel content experience that can be accessed anytime and anywhere a health-related decision is made. The Everyday Health portfolio of properties currently consists of approximately 25 websites, 21 mobile applications and a number of social media destinations. Our portfolio includes leading brands such as Everyday Health, MedPage Today, DoctorDirectory.com, What to Expect, Jillian Michaels and The South Beach Diet, and incorporates content from highly respected health authorities such as Dr. Sanjay Gupta. The Everyday Health portfolio also includes properties that we do not own or operate, such as MayoClinic.org and Drugstore.com, but that we help monetize by selling advertisements and sponsorships. Consumers use our content, interactive tools and mobile applications to manage a broad array of health and wellness needs on a daily basis, including weight loss, exercise, healthy pregnancy, diet and nutrition and medical conditions. We also provide healthcare professionals with news, tools and information needed to stay abreast of industry, legislative and regulatory developments in major medical specialties. Because consumers and healthcare professionals increasingly access our content through mobile devices, we have optimized our platform for mobile access. We currently offer 21 mobile applications, which have been downloaded over 18 million times.

Our premium content has enabled us to aggregate a large and engaged audience of consumers and healthcare professionals. Since our inception, over 65 million consumers have registered with us and voluntarily provided us with valuable data, including demographic information and health-related interests. We augment our user profiles by collecting behavioral data through engagement with our properties and appending data from third party sources. Our proprietary technology utilizes the data we collect to provide a highly personalized experience for our users, including customized content, to drive better health outcomes and to connect users looking for support. For example, during 2014, approximately two million expectant mothers created a customized pregnancy calendar on our What to Expect property. In addition, users logged approximately 1.8 billion total calories and lost approximately 4.2 million pounds on the Everyday Health portfolio as part of customized diet and fitness programs in 2014.

We derive a significant majority of our revenues from the sale of advertising, sponsorships and other marketing solutions that engage consumers and healthcare professionals. We have developed strong relationships with marketers across a variety of health and wellness categories, including pharmaceuticals, over-the-counter products, food, retail and lifestyle. For example, during 2014, our customers included six of the top ten global advertisers in 2013, as compiled by Advertising Age, and 23 of the top 25 global pharmaceutical companies ranked by 2013 revenue. We specialize in providing these marketers with highly-customized, data-driven marketing solutions that can precisely target niche health audiences, and which are designed to be effective on a desktop or mobile device. Our innovative programs, which utilize sophisticated campaign analytics to measure and maximize a marketer’s return on investment, or ROI, have been instrumental in significantly growing our revenue among our largest customers. We believe our customers view our data-driven marketing solutions as both superior to traditional media channels, which lack interactivity and the ability to measure and optimize ROI in real time, and superior to other online media channels, which lack the data or technology to target the desired audience or measure the effectiveness of the campaign.

Industry Dynamics

The U.S. healthcare industry is undergoing a profound transformation whereby consumers will likely be more directly engaged in managing their health and making health-related purchase decisions. At the same time, digital technology is providing new avenues for consumers to manage their health, healthcare professionals to stay informed and treat patients, marketers to reach and influence customers, and payors to improve care and lower cost.

Growth in Digital Marketing

Marketers increasingly view digital marketing as providing significant advantages over traditional marketing channels through improved reach and more precise targeting for their campaigns, as well as the ability to maximize ROI in a more measurable and data-driven manner. We believe the benefits of digital marketing will continue to change the way advertisers plan and buy media and cause them to shift more of their budgets away from traditional media. According to published reports, digital advertising is projected to grow from 22.3% of all U.S. media advertising spend in 2012 to 37.3% in 2018, at which time digital advertising is projected to become the largest individual advertising medium.

Health and wellness advertisers are likewise expected to increase their digital marketing spending. According to published reports, digital media spending by the U.S. healthcare and pharmaceutical industry will more than double between 2012 and 2018.

Rising Importance of the Health Consumer

The Internet has fundamentally altered the consumer health market, as more consumers use digital media as a convenient resource for obtaining critical information, making health and lifestyle decisions and using decision-support tools. During 2014, on average, approximately 181 million unique visitors accessed health-related websites per month in the U.S., according to comScore.

The widespread adoption of mobile devices is further accelerating the usage of the Internet and other digital services to manage a healthy lifestyle. Mobile devices make health-related information easy to access anytime and anywhere, and an increasing number of mobile applications and digitally- connected devices are allowing consumers to directly manage and monitor their health in unprecedented ways. For example, consumers are using mobile technology to track caloric intake and fitness performance, seek information about medical symptoms and conditions, communicate with healthcare professionals, and measure vital signs.

Significant changes in the delivery and reimbursement of healthcare are going to substantially increase the number of healthcare consumers and their level of personal investment in healthcare spending. According to the U.S. Department of Health and Human Services, more than eight million new consumers selected an insurance plan through the Affordable Care Act’s health insurance marketplace in the first enrollment period. In addition, consumers are being forced to bear more of their healthcare costs as a result of the changes caused by the Affordable Care Act as well as payors seeking to link healthcare coverage to personal behavioral and health characteristics. As a result, more consumers will be incentivized to take a greater interest in the price of healthcare, understanding their treatment options and improving their overall health.

Challenges for the Pharmaceutical Industry

The pharmaceutical industry is facing a number of key challenges that we believe will dramatically increase the need for these companies to interact with consumers and physicians more directly through digital channels.

The research and development pipelines of large global pharmaceutical companies have significantly changed over the past decade. The patent terms of many of the mass-market medicines, the so-called blockbuster drugs, have expired or will expire in the next five years. In response, pharmaceutical companies have shifted their focus from blockbuster drugs to developing and commercializing profitable specialty products for smaller patient populations generally defined by chronic illness. According to published reports, specialty drugs are forecasted to be 50% of all U.S. drug expenditures in 2018, an increase from 20% in 2009. We believe it is difficult to reach smaller, discrete patient populations through traditional advertising channels and, as a result, pharmaceutical companies will increasingly utilize digital channels to better target consumers and physicians.

Moreover, pharmaceutical companies are increasingly changing their traditional sales model and replacing in-person interactions with technology and interactive services that facilitate direct interaction with physicians and consumers. The number of sales representatives employed by pharmaceutical and medical device companies marketing to physicians has declined dramatically in recent years. At the same time, sales representatives are also finding it more difficult to spend meaningful time with physicians as an increasing number of physicians have requested sales representatives refrain from contacting them for marketing purposes.

Healthcare Trends Impacting Physicians and Payors

The changing healthcare landscape is presenting new and complex challenges for physicians. Physicians are seeking ways to address growing administrative complexities, increasing reimbursement pressures, time constraints and a constantly changing regulatory environment. Under developing payment models, physicians are increasingly incentivized to improve their patients’ healthcare outcomes as opposed to being reimbursed solely based on services provided. Physicians are also overburdened with information and challenged with keeping current on medical developments and news. As a result, physicians are increasingly utilizing digital and mobile solutions to meet these challenges, improve practice efficiencies and patient care and keep current on medical developments and news. For example, physicians need access to relevant and reliable clinical information at the point-of-care to help make informed decisions. We believe that physicians will increasingly rely on the Internet and digital technologies to stay better informed on medical developments, provide better care for their patients and more efficiently manage their medical practices.

The changes in the payment models for healthcare costs are forcing payors, providers and employers to significantly alter the way they manage their businesses. For example, payors seeking to recruit new consumers, better manage their health outcomes and drive down overall healthcare costs will need to market health insurance products directly to consumers through the recently introduced healthcare exchanges. These payors will need a better understanding of who the consumer is, what they want and what they can afford, which are challenges that these entities have not historically addressed. Likewise, providers will seek to develop long-term relationships with consumers in order to retain them and improve their long-term health. Lastly, employers will need to more directly engage their employees in managing their health in order to lower the employers’ long-term healthcare costs and improve productivity.

The Everyday Health Solution

We have attracted a large and engaged user base of consumers and healthcare professionals to our premium health and wellness properties and utilize our data and analytics expertise to deliver highly personalized user experiences and efficient and effective marketing and engagement solutions.

The combination of our large and registered user base, premier health and wellness brands, content and tools, and proprietary data assets and personalization technology, creates a unique health engagement platform that we can monetize to address the varied business needs of constituencies across the health and wellness landscape. Our key competitive advantages include the following:

•

Portfolio Management. Our ability to curate and cross-promote a broad array of premier content across the Everyday Health portfolio, which includes many of the most trusted brands in health and wellness, has allowed us to aggregate a highly engaged audience of consumers and healthcare professionals through online and mobile channels.

•

Proprietary Data and Analytics Expertise. Our robust data assets and our expertise in managing large amounts of internal and external data enable us to offer a superior experience for our users and marketers. Our sophisticated data and analytics capabilities allow us to personalize our content offerings, optimize advertising performance in real time and provide marketers with targeted solutions for their campaigns.

•

Measurable ROI for Marketers. We have developed a differentiated process to prove ROI for our clients by working closely with third party vendors, such as IMS and Crossix, to independently measure the impact of our programs, including measuring increases in brand awareness and sales. This research allows us to optimize our campaigns and demonstrate a positive ROI for our customers.

•

Strategic Relationships with Brand Advertisers. We have built deep relationships with many leading brand advertisers and advertising agencies that view us as a strategic and trusted partner for complex digital marketing initiatives that target specific population sets with personalized content and messaging.

•

Powerful Network Effects. Our content personalization capabilities and ability to develop sophisticated marketing programs continuously improve as our database expands. This self-reinforcing network effect helps enhance our brand, improves user engagement and attracts new users to our properties.

Benefits to Consumers

We believe that the depth, breadth and quality of our content, combined with our ability to provide a highly personalized experience across multiple channels, enable consumers to better manage their health and wellness needs.

Broad Portfolio of Trusted Websites. We have designed the Everyday Health portfolio, which includes premier brands and digital properties, to provide multiple sources of reliable and personalized content to satisfy the diverse needs of our consumer audience. Our portfolio of owned or operated properties includes Everyday Health, What to Expect, Dr. Sanjay Gupta, DoctorDirectory.com and Jillian Michaels. These owned or operated properties account for the majority of the consumer traffic to our portfolio. Our portfolio also includes properties that we do not own or operate, such as MayoClinic.org and Drugstore.com. We cross-promote our content on different properties and allow consumers to search for the most relevant content across the entire portfolio. Our ability to cross-promote our content in this manner enables our consumers to benefit from the full spectrum of content across the portfolio.

Engaging Content and Community Features. We have devoted significant resources to developing engaging content, interactive tools and community features that allow consumers to readily access health and wellness content to help manage their daily lives and address specific concerns. For example, in 2014, users spent over one million hours in our online patient education centers. In addition, we actively utilize video and social media channels to engage our consumers in new ways and to promote our content more broadly. We also have created numerous community environments that empower consumers to share information and interact with each other. During 2014, our users posted over nine million comments in community forums on our What to Expect property.

Personalization of the Content Experience. Since our inception, over 65 million consumers have voluntarily registered with us, and we have separately developed over 235 million anonymous health consumer profiles that have been used to personalize content for our unregistered consumers. We utilize this information, as well as proprietary predictive modeling, to provide consumers with more specific content, features and tools that are intended to better meet their needs. For example, consumers can research specific symptoms and create personalized tools, including pregnancy calendars, calorie counters, meal plans and drug alerts. During 2014, more than two million consumers utilized our various diet and fitness tools and we distributed over 200 million opt-in newsletters per month with content specifically tailored to the consumers’ individual interests. The data we gather from each incremental engagement with our properties by a user, whether or not registered, enhances our ability to personalize content we deliver to our users. We believe our data-driven approach to delivering a more personalized user experience is a key differentiator between us and our competitors.

Multi-Channel Approach. We develop our health and wellness content to be distributed across multiple channels and to be accessible anytime and anywhere. In addition to the many websites we operate within the Everyday Health portfolio, we offer 18 consumer mobile applications that are available for use on the iPhone, iPad, Android and Android Tablet. Our mobile applications provide a broad array of features, including customized exercise programs, tailored meal recommendations, video tutorials and tools to track daily performance against goals, which enable our consumers to manage their health and wellness needs throughout the day. We continually seek to build our brands and promote our content in innovative ways that are designed to expand our footprint, including through video and social media channels.

Benefits to Healthcare Professionals

We believe that we offer healthcare professionals compelling solutions that enable them to stay better informed of medical information and to practice more efficiently.

Premier Content. We provide premier content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, employs a dedicated team of 35 journalists, including editors, reporters and videographers, and provides relevant clinical news based on research findings published in peer-reviewed medical journals as well as research reported at numerous medical conferences around the world. MedPage Today delivers breaking medical news in over 30 specialties and major public policy developments at the state and federal levels seven days a week. We also partner with prominent healthcare professionals, including Dr. Sanjay Gupta, Dr. Kevin Pho and Dr. David Nash, to provide expert commentary and perspectives on important medical developments.

Practice Tools and Access. We have designed our content offerings to be utilized by healthcare professionals at the point-of-care. Our two MedPage Today mobile applications, which are offered on the Apple and Android platforms and have generated over 800,000 downloads, include breaking medical news, comprehensive reference information and regulatory alerts and announcements. Our healthcare professionals are highly engaged with our mobile applications. For example, in 2014, our MedPage Today properties received an average of 2.5 million visits per month and approximately 55% of the visits to MedPage Today occurred during the practice hours of 8 a.m. through 6 p.m. In addition to our point-of-care tools, through our partnership with Projects In Knowledge, a provider of continuing medical education programs, we offer physicians the ability to satisfy their continuing medical education, or CME, requirements for maintenance of licensure and maintenance of certification through engagement with our news content. Furthermore, in November 2014, we acquired DoctorDirectory.com, which provides healthcare professionals the opportunity to participate in market research and other programs that help shape the healthcare industry, as well as request samples online.

Multiple Distribution Channels. We facilitate access to our high quality news content through various channels. In addition to our MedPage Today properties, we distribute our content through partnerships with premier medical associations, including the American College of Cardiology, the American Heart Association, the American Academy of Neurology and The Endocrine Society. We also syndicate our content to numerous hospitals across the U.S. These affiliations and syndication arrangements have resulted in significant growth in our audience and engagement with our content. For example, annual visits by healthcare professionals to MedPage Today increased approximately 41% from 2013 to 2014.

Benefits to Marketers

We believe our portfolio of premier health and wellness content and data and analytics capabilities enable our advertising customers to efficiently and effectively reach and engage with their target audience.

Large and Engaged Audience. Our Everyday Health portfolio attracts a large number of visitors, making it attractive to advertisers in light of the highly fragmented nature of the online health and wellness market. We believe that the overall size, scale and composition of the Everyday Health portfolio, as well as the discrete categories within the portfolio, provide advertisers with significant flexibility to undertake multiple advertising strategies through a single platform, whether focused on a national, regional or local audience. In December 2014, we estimate that 47 million consumers and approximately two-thirds of all practicing physicians in the U.S. interacted with our health and wellness properties. Based on a survey we conducted in 2014, approximately 83% of our consumer audience visited a physician in the last six months and approximately 48% expected to visit a physician within one month.

High Quality and Trusted Portfolio. Most marketers are highly sensitive to promoting their products and services in an environment that will not diminish the value of their brand. The Everyday Health portfolio provides marketers with a trusted platform to promote their offerings, including a suite of customized marketing solutions, such as targeted display advertising, interactive brand sponsorships, custom e-mail campaigns, lead generation or customer acquisition initiatives.

Targeted and Innovative Solutions. Our portfolio provides marketers with a compelling opportunity to reach consumers and healthcare professionals in a contextually-relevant environment. Our focus on customized offerings, combined with our engaged user base, allows advertisers to effectively target their desired audience through highly immersive interactive campaigns. Our database of information voluntarily provided by millions of registered users facilitates marketing campaigns directed at specific geographic areas, demographic groups, interests, issues or user communities. We believe our recent acquisition of DoctorDirectory.com will further improve our ability to target healthcare professionals, specifically those healthcare professionals not being covered by a pharmaceutical sales representative, and offer our customers marketing solutions that reach their widest target audience and best drive their overall results. In addition, through our Health Reach marketing programs, we utilize our data assets and predictive modeling expertise to design marketing campaigns that retarget our audience beyond the Everyday Health portfolio. As a result, we are able to deliver efficient campaigns for mass and niche target audiences across the entire health and wellness spectrum both on and off our portfolio.

Measurable ROI. We believe a key differentiator of our business is our ability to use our extensive data assets to provide marketers with more significant and measurable ROI relative to offline and other online channels. We provide our marketers with detailed post-campaign reporting that allows them to measure and evaluate the effectiveness of their campaigns. Many of our large advertising campaigns also include specific ROI goals which we are able to effectively measure due to our large opt-in registration database. By virtue of our DoctorDirectory.com acquisition, we now conduct certain marketing campaigns that provide for revenues based entirely upon the ROI we deliver for our customers. By partnering with industry-leading data companies that anonymously match a user’s online campaign exposure to their offline purchase decisions, we can further provide a demonstrable and third- party verified ROI measurement that reflects sales impact.

Benefits to Payors, Providers and Employers

We are developing various products and services for payors, providers and employers to utilize our scaled and targeted database of consumers and customized engagement solutions, enabling such constituents to attract and retain consumers and influence their behavior in order to improve health outcomes and reduce the cost of care.

Innovative Consumer Engagement Platform. Payors, providers and employers will likely need to more directly engage consumers as the enactment of the Affordable Care Act, increased availability of healthcare data and changes to reimbursement models have put a greater emphasis on health outcomes and costs. Our trusted health and wellness content, tools and community features, which are tailored to meet our consumers’ interests and needs, generate high levels of engagement. This consumer engagement is valuable to payors, providers and employers that are increasingly seeking digital solutions for targeted populations to make more informed health decisions and better manage medical conditions and their daily health across areas such as nutrition, stress, physical activity and weight loss. Lowering healthcare costs is a critical area of focus for these entities and driving better health compliance is an important avenue for achieving this goal.

Efficient Consumer Acquisition Vehicle. As payors increasingly need to market their products and services more directly to consumers, the ability to efficiently market to targeted consumer populations is critical for a wide variety of insurance companies and other payors. For example, payors are increasingly marketing health insurance products directly to consumers through the recently introduced healthcare exchanges or as part of Medicare Advantage. We believe payors will increasingly seek access to our large and engaged user base, proprietary personalization technology and predictive modeling tools to recruit consumers and efficiently manage their marketing spend. As a result, we believe that our platform will be an attractive recruitment vehicle for payors to engage with the right consumer set through innovative digital solutions both on and off our portfolio.

Our Portfolio and Content

Our Portfolio

The properties in the Everyday Health portfolio, which include websites, mobile applications and social media assets, are designed to provide consumers and healthcare professionals with access to the most trusted health and wellness content tailored to meet their daily needs. These properties fall into one of the following categories: (i) properties that we own; (ii) properties that we operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities; and (iii) properties where we manage and sell advertising opportunities on behalf of partners. Our portfolio currently consists of approximately 25 websites. Between 2010 and 2014, visits to Everyday Health, our flagship consumer property, have increased approximately 26% on a compounded annual basis and visits to MedPage Today, our flagship professional property, have increased approximately 41% on a compounded annual basis. We also have devoted significant resources to developing our mobile applications. We currently offer 21 mobile applications, which have been downloaded more than 18 million times. During 2014, we averaged 49 million monthly visits to the mobile properties we operate. The Everyday Health portfolio also includes a number of social media destinations.

The properties that we own and operate include, among others, Everyday Health, MedPage Today and DoctorDirectory.com. The following table lists some of the properties that we own and operate.

Brand	Description
Everyday Health

Everyday Health is our flagship brand. www.EverydayHealth.com is a broad-based health information website targeting a consumer audience and offering content created by experienced health writers. The content and tools, including the related mobile applications, provide consumers with deep and rich health information intended to empower users to better manage their health and wellness on a daily basis.

MedPage Today

www.MedPageToday.com provides physicians and other healthcare professionals with peer-reviewed breaking medical news across all key medical practice areas, as well as the opportunity to receive free CME credits. Our MedPage Today mobile applications enable physicians to access critical practice information at the point-of-care.

DoctorDirectory.com

www.DoctorDirectory.com provides healthcare professionals with a suite of content and tools, including MedPage Today news, continuing medical education, market research opportunities and the ability to request samples online.

CarePages

www.CarePages.com is a social support website for families experiencing critical care events. The website is an important tool for hospitals that want to provide additional emotional support for patients and their families.

Brand	Description
My Calorie Counter

www.My-Calorie-Counter.com and the related mobile application contain a suite of calorie and nutrition tools that provide consumers with the ability to easily track food and nutrient intake and calorie burn based on a large database of commonly consumed foods.

We also partner with leading health, diet and fitness experts, personalities and brands to provide our users with access to trusted and reliable content across the health spectrum. These partners include, among others, What to Expect, Jillian Michaels, The South Beach Diet, the Mayo Clinic Diet and Dr. Sanjay Gupta. With respect to these brands, we typically license the exclusive digital rights to their proprietary content and develop digital properties utilizing such content that we then monetize at our discretion either through subscriptions and/or advertising models. Since inception, over two million consumers have purchased subscriptions to one of our health, diet and fitness properties. The following table lists some of the brands we operate in partnerships with leading providers of health content.

Brand	Description
What to Expect

Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, www.WhattoExpect.com contains content written by Ms. Murkoff on conception planning and pregnancy, as well as information on newborns and toddlers. The What to Expect Pregnancy Tracker is currently one of the most popular pregnancy mobile applications.

Jillian Michaels

Jillian Michaels is a bestselling author, Daytime Emmy nominated television personality, entrepreneur, and a leading health and wellness experts. Subscribers to www.JillianMichaels.com get access to Ms. Michaels’ program for healthy weight loss, which includes a fitness program, menus and meal plans, videos and interactive tools.

South Beach Diet	Based on the best-selling diet book written by South Beach preventive cardiologist, Arthur Agatston, www.SouthBeachDiet.com contains multiple tools for managing diet and measuring weight loss.
Dr. Sanjay Gupta

Dr. Sanjay Gupta, chief medical correspondent for CNN and contributor to “60 Minutes,” contributes real-life perspective and advice on health and condition news aimed at consumers on www.EverydayHealth.com. Dr. Gupta also provides healthcare professionals with his perspectives on critical medical news and developments on www.MedPageToday.com.

Brand	Description
Mayo Clinic Diet

The Mayo Clinic Diet is a plan for weight loss, and ultimately better health, developed by the weight loss experts at Mayo Clinic. Based on the bestselling book by the same name, The Mayo Clinic Diet online program at www.Diet.MayoClinic.org lays out a step-by-step program to jump-start quick weight loss, achieve a goal weight and maintain it for life.

Meredith Vieira

Meredith Vieira, journalist and host of The Meredith Vieira Show, leads conversations about health and wellness aimed at consumers on www.EverydayHealth.com. Ms. Vieira focuses on topics ranging from stress management and healthy eating, to caring for a loved one with a chronic condition or dealing with a serious diagnosis.

Randy Jackson

Randy Jackson, music industry veteran and diabetes advocate, mentors and inspires people living with diabetes through blogs and videos on the Everyday Health portfolio. As part of the “Diabetes Step-by-Step” initiative, Mr. Jackson has created a multimedia platform that provides education and support for people living with diabetes.

Physicians’ Desk Reference

As the consumer web portal of the PDR Network, which includes the Physicians’ Desk Reference, www.PDRHealth.com offers consumer-friendly explanations of disease states and conditions, as well as the safe and effective use of prescription drugs, non-prescription drugs and herbal medicines.

Suzanne Somers’ Sexy Forever	Suzanne Somers’ www.SexyForever.com provides users with tools and tips to uncover and overcome obstacles to losing weight.

The Everyday Health portfolio also includes properties that we do not own or operate, but rather with whom we partner to manage and sell advertising opportunities. These properties, which include MayoClinic.org and Drugstore.com, among others, provide our users with access to a broader array of in-depth health information and services while broadening the audience for our advertising customers. The following table lists some of the brands with whom we have such partnering relationships.

Brand	Description
Mayo Clinic

Produced by a team of Mayo Clinic experts, www.MayoClinic.org gives users access to the expertise and knowledge of thousands of Mayo Clinic physicians and scientists and offers health information to help users assess symptoms, understand their diagnosis and manage their health.

Drugstore	www.Drugstore.com is a leading e-commerce provider of health, beauty, vision and pharmacy products.
KevinMD

Founded by Kevin Pho, MD, www.KevinMD.com is a leading destination for physician insight on breaking medical news. This website, in partnership with our MedPage Today property, provides Dr. Pho’s unique perspective as a practicing physician.

Our Content

We place great emphasis on providing trusted and high quality content and tools for our users, as well as vibrant digital communities in which our users can engage directly with each other on specific health topics. To personalize the user experience, our users are encouraged to voluntarily provide us with demographic and other personal information so we can tailor the content and functionality that they receive from us. We believe that our focus on personalization has been critical in fostering a highly engaged user base.

Our editorial and product teams are responsible for creating original content and/or licensing third-party content to support the offerings (other than user-generated content) that are available on the properties that we operate. Our proprietary content is created by experienced health and medical writers, editors, videographers, designers and product specialists who create original articles and columns, videos, slideshows, quizzes and interactive graphics across the portfolio. Our innovative content offerings, including a variety of fitness and health tracking tools, interactive slideshows, health assessments, pregnancy calendars and meal planners, are designed to leverage the interactive capabilities of the Internet and allow for dynamic personalization. Our clinical content on MedPage Today, which provides breaking medical news to physicians and other healthcare professionals, is reviewed and approved by a team of physicians under the direction of Projects In Knowledge. We have also embraced social media as an increasingly valuable channel in which to engage our users on a real-time basis.

In addition, in 2013, we expanded our content offerings by partnering with the Mayo Clinic to develop an online health management platform that provides health assessment tools, lifestyle education, health coaching and wellness information to employers and healthcare providers. This platform is designed to support current healthcare initiatives by empowering users to understand their health risks, focus on health and disease prevention, make incremental behavior changes for a healthier lifestyle and find reliable answers to health-related questions.

We believe that our large and highly engaged audience, premier portfolio of brands and data and analytics expertise will allow us to continue to provide highly personalized health and wellness content offerings to our users wherever and however they want it.

The following table outlines certain of the key content offerings available on our operated properties:

Content Offering	Description
Everyday Health/Healthy Living Content

Original daily and weekly content, which is medically reviewed where appropriate, that offers information, advice and inspiration for those seeking to live healthier lives or who face medical challenges. Content includes relevant, consumer-focused coverage of research published in peer-reviewed medical journals or presented at major medical conferences.

Health Condition and Drug Encyclopedia	Wellness and prevention information and advice from leading fitness experts, as well as condition definitions, symptom lists, common treatments and drug information from healthcare authorities.
Health News	Coverage of major public health, regulatory and consumer health stories designed to separate fact from fiction and offer actionable messages to health and condition audiences.
Original Video

Health videos that focus on people living active, healthy lives, as well as those coping with chronic conditions. Programming that offers expert insight into emerging health trends and important research.

Interactive Slideshows and Graphics	Original health content presented in high impact graphical formats, including sequenced photo galleries where consumers may explore wellness trends, health conditions or medical news.
Expert and Patient Perspective

Columns and Q&As by leading experts and patient advocates that provide explanation and perspective on condition and wellness topics, including heart disease, depression, psoriasis, multiple sclerosis and cancer, as well as nutrition, weight loss, fitness and longevity.

Health Assessments	Quizzes and algorithmic-based intake exams designed to help users assess their risk of developing particular conditions, or the likelihood that they need to seek health care for particular symptoms.
Health Tools	Tools that offer users actionable information and/or allow them to track their progress in meeting health challenges and goals over time. Our tools include:

Content Offering	Description
•

The Symptom Checker, which offers a symptom triage tool featuring a board certified emergency room physician who through a series of recorded video segments questions users about their medical history and symptoms and provides care recommendations and action plans.

•

The Pregnancy Tracker, which provides week-by-week information on fetal development and changes to the woman’s body as the pregnancy progresses. This tool provides content related to each week of a pregnancy.

• The Meal Planner, which produces healthy menu recommendations, including nutrient and calorie information, based on user food preferences and dietary restrictions.
Community	Forums where consumers can share health goals and experiences.
Healthy Recipes	Thousands of recipes across a variety of categories, including low fat, diabetes friendly, low carb, low calorie, low sodium and gluten free.

Advertising and Sponsorship Sales

We offer innovative marketing solutions to a growing and diverse customer base across a variety of health and wellness categories, including pharmaceuticals, over-the-counter products, food, retail. lifestyle, as well as healthcare providers, such as hospitals, dentists and doctors. During 2014, our customers included six of the top ten global advertisers in 2013, as compiled by Advertising Age, and 23 of the top 25 global pharmaceutical companies ranked by 2013 revenue. Many of our customers promote a variety of different brands and products on the Everyday Health portfolio.

We sell our advertising-based services primarily through our direct sales force. Our sales personnel are located in New York, New York, Asheville, North Carolina, Chicago, Illinois and other areas throughout the U.S., and they are responsible for maintaining direct relationships with our customers and their advertising agencies.

We leverage our large database of user information and preferences to develop innovative solutions for our marketers to engage with their target audience. These marketing solutions have received positive market recognition in recent years, including Effie Awards, Web Health Awards and awards from Medical Marketing and Media. Our solutions take a multi-platform approach and incorporate:

•	advertisements targeted to consumer and healthcare professionals on websites, newsletters, video, social media outlets and mobile applications;

•	interactive brand sponsorships, which consist of custom-created marketing programs featuring content from leading health experts, video, interactive tools and other programs;

•	sponsorship of targeted stand-alone e-mails to consumers who have opted to receive such e-mails, whom we refer to as opt-in consumers;

•	customer acquisition, or lead generation, campaigns designed to deliver qualified consumers through the registration process; and

•	opportunities for connecting advertisers to consumers through interactive social networking communities.

We also partner with third parties to expand our reach and increase the diversity of our audience. For example, we manage and sell advertising opportunities on websites that are owned and operated by our partners, such as MayoClinic.org and Drugstore.com. Additionally, our Health Reach media product enables marketers to reach our audience and their look-alikes on third party websites, mobile devices, social channels and video outlets. Health Reach leverages our data assets and advertising buying platform to help our customers access the most relevant consumers for their campaigns across advertising exchanges and more effectively optimize their marketing spend. Lastly, we are also able to reach a wide audience of physicians and other healthcare professionals by partnering with medical societies and other organizations to provide medical conference coverage, co-branded newsletters and other professional content.

An important aspect of our sales model is our emphasis on conducting detailed research to measure the effectiveness or specific ROI of our programs and providing our customers with valuable real-time feedback on campaign efficacy and detailed post-campaign reporting. We work closely with third party vendors, such as IMS and Crossix, to measure the impact of our programs, including measuring increases in brand awareness and product purchases. This research allows us to optimize our campaigns and demonstrate a positive ROI for our customers. By virtue of our DoctorDirectory.com acquisition, we now conduct certain marketing campaigns that provide for revenues based entirely upon the ROI we deliver for our customers.

We expect that our ability to provide our marketers with targeted solutions across a large and contextually immersed audience, together with our result-focused tools that measure a customer’s ROI, will enable us to grow and strengthen our customer relationships, while competing favorably against online and offline publishers in the health and wellness category.

Marketing

Our marketing efforts are focused on the following objectives:

•	increasing traffic to the properties we operate in the Everyday Health portfolio; and

•	recruiting users to register with or subscribe to our properties and subscription-based premium services.

We utilize a variety of marketing programs across different media channels to achieve these objectives. Our marketing programs include:

•	online display advertising;

•	paid search advertising;

•	e-mail advertising; and

•	television, print and radio advertising.

Our in-house marketing and design teams create our marketing campaigns and programs, which are then implemented by our technical and operations personnel and by third-party service providers. We actively and continuously manage our media mix to maximize the efficiency of our marketing investment. Our marketing personnel also focus directly on improving search engine optimization for the properties we operate. Search engine optimization is the process of improving the volume or quality of traffic to a specific property from search engines through unpaid search results, which is otherwise commonly referred to as natural or organic search traffic. Improving the natural search traffic to the properties we operate will allow us to be more efficient with the marketing dollars we deploy to increase traffic across the Everyday Health portfolio.

Data and Analytics

We collect and use data from various sources to optimize our content offerings for our audience and the performance of our customers’ advertising and sponsorship campaigns. We have high quality data assets consisting of billions of valuable data points, including up to 5,000 trackable attributes per user, gathered from (i) user profiles generated from data voluntarily submitted by over 65 million users since our inception and data aggregated from over 235 million anonymous health consumer profiles we have built since our inception; (ii) data collected from our users’ interactions with one or more of our properties and with other websites through the use of cookies and similar tracking technologies; (iii) the proprietary knowledge we have extracted throughout our operating history of delivering health and wellness content; and (iv) third-party data. We leverage these data assets through our proprietary personalization technology and sophisticated analytics and predictive modeling tools which enable us to increase the likelihood that our users will be exposed to content that is most relevant to them and that our marketers will be able to engage with the right target audience through advertisements and promotions that are most relevant to that user.

Our proprietary technology consists of sophisticated analytics tools, predictive modeling and content management systems that enhance our users’ experience and our offerings to our marketers. This technology allows us to provide a personalized experience for our users by providing us with visibility into all user interactions across our portfolio, including content consumption, advertising clicks, activity with our tools, groups and forums, and search behavior. We monitor and analyze how users respond to specific content offerings and continuously improve the quality of our offerings by adapting the content distributed to users based on their previous interactions. For example, during 2014, we distributed over 200 million opt-in newsletters per month with content specifically tailored to the users’ individual interests. We believe that our ability to personalize the content we offer to each particular user, and adapt our offerings to the changing demands of our users, has resulted in increased user satisfaction and engagement with our portfolio of properties.

Our proprietary technology also (i) optimizes the relevancy of advertisements and promotions placed across our portfolio and outside of our portfolio to deliver marketing messages that users are most likely to engage with and (ii) tracks and measures the effectiveness of our customers’ advertising campaigns. For example, through the use of our data assets, we are able to attribute revenue to specific marketing spend, gain visibility into the lifetime performance of users and ultimately assess and improve a campaign’s ROI. This ability to measure and improve upon the effectiveness of our marketers’ advertising and promotional campaigns has in part contributed to the growth in the number of our advertising customers and our average advertising and sponsorship revenues per advertiser.

Technology

Our technology infrastructure provides for continuous availability of our content offerings and advertising-based services. Currently, our websites are hosted on infrastructure located in a third-party data center located in Carlstadt, New Jersey with a back-up data center located in Scottsdale, Arizona. Our operations are dependent in part on our ability, and that of our hosting providers, to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, hacker attacks, computer viruses and other events beyond our control. We back up our data using a combination of the secondary data center, electronic vaulting and tape storage to offsite storage facilities on a daily basis, operate intrusion detection systems and perform regular log reviews for malicious activity. We operate our database in a multi-node platform using a technology designed to support large data sets and transaction volumes. Our technology allows us to aggregate, store and process large amounts of data while maintaining high application availability and responsiveness.

Our systems are designed to have no single point of failure, other than the data center itself, and have redundancy at the network, power, firewall, load balancer, application server, database and storage levels. We maintain operational flexibility, which allows us to allocate resources to or from applications based on demand. We continually add and refine functionality for our portfolio, ensuring that each modification is carefully tested and deployed before being moved into production by following a strict change management process. We have access to bandwidth on demand and additional physical capacity in each of our data centers to react to increased volume on our websites. We monitor systems continuously using automated tools and services. Emergency response teams provide full time coverage to respond to any issues affecting user functionality or performance.

We employ several layers of security, including encryption, secure transmission protocols and strict access controls, to ensure privacy, integrity and availability of our data. We utilize additional levels of security for e-commerce transactions, specifically when credit-card processing is required, including background checks of relevant employees and regular third-party security scans. We have contracted with an outside party to independently monitor our properties and ensure that our properties are in compliance with appropriate industry security requirements.

The key components of our software have primarily been designed, developed and deployed by our internal technology group. However, we also license database management software, outsource video delivery for our properties and otherwise use external sources for technological purposes when appropriate. We select external technology partners according to stability, reputation, performance and proven service levels.

Competition

We face competition for consumers, healthcare professionals and advertising customers from a variety of online and offline companies, government agencies and other organizations that provide content, tools and applications to consumers and healthcare professionals interested in health-related information. Our ability to compete successfully against these entities depends on many factors, including:

•	the quality, timeliness and reliability of our offerings;

•	the effectiveness of our sales and marketing efforts;

•	our ability to keep pace with technological advances and trends; and

•	the brand recognition of Everyday Health and the websites, tools and applications in our portfolio.

We face competition from the following:

•	websites that provide online consumer health and wellness information, such as www.webmd.com;

•	general interest consumer websites or search engines that offer specialized health sub-channels or functions, such as www.yahoo.com and www.google.com;

•

websites, mobile applications, digital devices and other products and services directed at consumers relating to specific conditions, programs or other specific types of health, wellness and lifestyle content;

•

websites, mobile applications and other products and services that target healthcare professionals, including websites such as www.medscape.com (owned by WebMD) and mobile applications offered by Epocrates;

•	other high-traffic websites that include both health-related and non-health-related content and services, including social media websites, such as www.facebook.com; and

•	non-profit and governmental websites that provide consumer health information, such as www.fda.gov, www.cdc.gov and www.health.nih.gov.

In addition, we face competition from advertising networks that aggregate traffic from multiple online websites or target advertisements to health-related consumers, such as www.advertising.com and www.valueclick.com. We also face competition from a number of companies that provide consumer and professional health-oriented content through traditional offline media. These competitors include magazine and book publishers, such as Time Warner Inc. and Rodale Inc., medical content publishers and distributors of television and video programming.

We are also developing various products and services for payors, providers and employers. This is a highly competitive market consisting of large, well-established companies as well as smaller companies and start-up entities that are specifically focused on payors, providers and/or employers.

Intellectual Property

We currently own approximately 60 registered trademarks around the world, including Everyday Health, MedPage Today and DoctorDirectory.com. In addition, we own three patents. Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, trademarks, copyrights and patents, as well as contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information. In addition, we have registered various domain names, including www.EverydayHealth.com, www.MedPageToday.com and www.DoctorDirectory.com, which are critical to the operation of our business and the properties in the Everyday Health portfolio. However, not all of our intellectual property is protected by registered copyrights or other registered intellectual property or statutory rights. For example, some of our content is protected by user agreements that limit access to and use of such content.

In addition to the technology and intellectual property that we own, we also license key health-related content and tools from third parties that we distribute on the properties that we operate. We also license software and technology products that are important to our ability to manage and deliver content and market and sell our products and services.

Our ability to operate some of our properties is governed by licensing agreements with the owners of the offline brands and associated content, including Heidi Murkoff, author of the best-selling book What to Expect When You’re Expecting, Jillian Michaels, Suzanne Somers, the Mayo Clinic Diet and the South Beach Diet Corp., among others. These licensing agreements provide us with the exclusive rights, subject to limited exceptions, to use and market the brand and associated content online, as well as to determine the precise methods for monetizing the content online. In exchange for these rights, our partners receive specified royalties based on the revenues generated from our operation of the applicable website and related services, such as e-mail newsletters and product sales. We may also create new content in conjunction with these partners. However, pursuant to our agreements with these partners, we may not own the intellectual property rights to this new content or any related user-generated content.

Industry Standards and Government Regulation

This section describes the key laws, regulations and industry standards that affect our business. Some of the aspects described below, such as those surrounding consumer protection, affect us directly. Other aspects do not apply to us directly, but may have a significant effect on the way our partners and customers can operate.

Consumer Protection

Our business is subject to federal and state consumer protection laws that regulate unfair and deceptive practices. The laws that most directly affect our business are those related to the use and protection of consumer information and those related to advertising and marketing.

Privacy

Our collection, storage and sharing of information regarding consumers, including visitors to our properties, is governed by various U.S. federal and state laws, regulations and standards. Enforcement by regulators, including the Federal Trade Commission, or the FTC, requires us to provide consumers with notice, choice, security and access with respect to such information.

Behavioral Advertising

New laws and regulations may be adopted in the U.S. and internationally, or existing laws and regulations may be interpreted in new ways that would affect our business, particularly with regard to collection or use of data to target advertisements to consumers. A number of U.S. states have proposed bills that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and use information about individuals and their online behaviors.

We participate in the Digital Advertising Alliance, or DAA, self-regulatory program under which, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. In February 2012, President Obama announced that a group of leading Internet companies and online advertising networks agreed to move forward on developing a “Do Not Track” program to allow users to opt-out of having companies collect information about their online actions and the World Wide Web Consortium is currently working to develop such a program. In addition, the DAA and The National Telecommunication and Information Association have developed principles and guidelines for providing users disclosures regarding the use of consumer data on mobile platforms.

Consumers can currently opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, or by downloading browser plug-ins and other tools that can be set to identify cookies and other tracking technologies and/or block the delivery of online advertisements on websites and applications. In addition, the default settings of consumer devices and software, including web browsers, may be set to prevent the placement of cookies unless the consumer actively elects to allow them.

Data Protection Regulation

Many states have passed laws regulating the actions that a business must take if it experiences a data breach. Compromised companies must promptly disclose breaches to customers. Congress has also contemplated similar federal legislation relating to data breaches and the Health Information for Economic and Clinical Health Act of 2009, or HITECH, requires breaches of certain unsecured, individually identifiable health information to be reported. In the past, the FTC has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to protect all consumer data and to comply with all applicable laws regarding the protection of customer data.

CAN-SPAM Act

The CAN-SPAM Act regulates commercial e-mails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial e-mails. We are applying the CAN-SPAM requirements to our e-mail communications, and believe that our practices comply with the requirements of the CAN-SPAM Act. In addition, actions could be brought against us under various state spam laws, which are not entirely preempted by CAN-SPAM.

COPPA

The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services, including mobile applications, directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. In April 2013, the FTC updated its COPPA regulations to specify that the law applies to using cookies for behavioral targeting, device IDs, location data, video and photos for children under 13. Our websites and mobile applications are not directed at children under the age of 13, and our registration process utilizes age screening in order to prevent the under-age registrations. We believe that we are in compliance with COPPA.

Marketing

The marketing of our services and some of the marketing services we provide to our customers are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. For example, in October 2009, the FTC published Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Guides. Under the Guides, “material connections,” such as payments or free products, between advertisers and endorsers, such as celebrities and bloggers, must be disclosed. In addition, advertisements that feature a consumer and convey his or her experience with a product or service as typical when that is not the case are required to clearly disclose the results that consumers can generally expect to receive from the advertised product or service.

Regulation of Contests and Sweepstakes

In order to promote our properties and advertisers, we conduct contests and sweepstakes. Many states have prize, gift or sweepstakes statutes that apply to these promotions. We strive to comply with all applicable laws and regulations when we run these promotions.

Healthcare-Related Regulation

Regulation of Drug and Medical Device Advertising and Promotion

Information on our properties that promotes the use of pharmaceutical products or medical devices is subject to U.S. Food and Drug Administration, or FDA, and FTC requirements, and information regarding other products and services is subject to FTC requirements. The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs, including biological products, be approved by the FDA prior to marketing. The FDA allows for exchange of scientific information prior to approval, provided it is non-promotional in nature and does not draw explicit or implied conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, prescription drugs may be promoted and advertised only for uses reviewed and approved by the FDA. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including potential risks, in a clear, conspicuous and neutral manner. There are also requirements for specified information to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action and the FDA may impose administrative, civil and criminal sanctions for violations of the FDC Act or FDA regulations. State attorneys general have similar investigative tools and sanctions available to them.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter, or OTC, drugs under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. Congress and the FDA have shown interest in these issues, as well. To date, the FDA has not promulgated any discrete guidance or guidelines for direct to consumer, or DTC, advertising of prescription drugs or medical devices.

Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, or PhRMA, have implemented voluntary guidelines for DTC advertising in response to public concerns. The PhRMA Guiding Principles for Direct to Consumer Advertisement of Prescription Medicines address various aspects of DTC advertising, including: balancing presentation of benefits and risks; the timing of DTC campaigns, including allowing for a period for education of healthcare professionals prior to launching a branded DTC campaign; use of healthcare professionals and celebrities in DTC advertisements; and timing and placement of advertisements with adult-oriented content.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish a set of basic national privacy and security standards for the protection of certain individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

Licensed Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. Similar state prohibitions may exist with respect to other licensed professions. We do not believe that we engage in the practice of medicine or any other licensed healthcare profession, and we have attempted to structure our websites, tools, partner relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis, treatment, or other advice that is tailored in such a way as to implicate state licensing or professional practice laws. We employ and contract with physicians, nutritionists and fitness instructors who provide only medical, nutrition and fitness information to consumers.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare program’s anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In 2002, the Office of the Inspector General of the U.S. Department of Health and Human Services, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising or sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising, and the advertising and sponsorship relationships are clearly identified as such to users. We carefully review our practices to ensure that we comply with all applicable laws.

Employees

As of December 31, 2014, we had approximately 560 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced an employment-related work stoppage and consider relations with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 of the notes to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in January 2002 as Agora Media Inc. We changed our name to Waterfront Media Inc. in January 2004. In January 2010, to better align our corporate identity with the Everyday Health brand, we changed our name to Everyday Health, Inc.

Our principal executive office is located at 345 Hudson Street, 16th Floor, New York, NY 10014, and our telephone number is (646) 728-9500.

We completed our initial public offering in March 2014 and our common stock is listed on the New York Stock Exchange under the symbol “EVDY.”

The names Everyday Health, MedPage Today and DoctorDirectory.com and our logos are trademarks, service marks or trade names owned by us. All other trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are owned by their respective holders.

Available Information

Our website is located at www.EverydayHealth.com, and our investor relations website is located at http://ir.everydayhealth.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The information on, or that can be accessed through, any property in the Everyday Health portfolio is not incorporated by reference into this Annual Report on Form 10-K and inclusion of the website addresses of the properties in the Everyday Health portfolio in this Annual Report on Form 10-K are inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K and the information incorporated by reference herein. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed.

This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to incur losses in the future.

We have accumulated significant losses since our inception. As of December 31, 2014, our accumulated deficit was $119.1 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or sustain profitability. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Our ability to grow our advertising and sponsorship revenues will be dependent on our ability to demonstrate to marketers that their marketing campaigns in the Everyday Health portfolio provide a meaningful ROI relative to offline and other online opportunities. In fact, certain of our marketing campaigns are designed such that the revenues we receive are based entirely upon the ROI we deliver for our customers. We have invested significant resources in developing our research, analytics and campaign effectiveness capabilities and expect to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship in the Everyday Health portfolio will depend, in part, on the sophistication of our analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated advertising offerings that provide value to our customers or demonstrate our ability to provide such value to our customers, our financial results will be harmed.

Our advertising and sponsorship revenues are frequently derived from short-term contracts that may not be renewed.

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

Advertising and sponsorship revenues comprise a significant component of our revenues. Our advertising and sponsorship revenues accounted for approximately 90.3% and 86.6% of our total revenues for the years ended December 31, 2014 and 2013, respectively. Advertising spending in the markets in which we compete can fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly due to a number of factors, many of which are outside of our control. These factors include:

•	traffic levels to the properties in our portfolio;

•	our ability to introduce new and appealing content, applications and tools that will drive the growth of our user base;

•	the spending priorities and advertising budget cycles of specific advertisers;

•	the addition or loss of advertisers;

•	the addition of new websites, mobile applications and services by us or our competitors;

•	changes in our pricing policies or those of our competitors; and

•	costs relating to our ongoing efforts to improve our content and advertising-based service offerings.

In addition, seasonal factors can also affect our operating results. For example, we have historically experienced an increase in new subscriptions in the first calendar quarter. This increase typically coincides with the general trend towards making healthy lifestyle choices at the beginning of the new year.

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

Our inability to sustain or grow our advertising rates, or our inability to manage the pace of change in the advertising technology industry, could adversely affect our operating results.

The rates charged for advertising on the Internet, particularly in the consumer health sector, have fluctuated over the past few years due to a variety of factors, including the growth in use of search engines, the increase in the use of automated or programmatic advertising buying, growth of the mobile advertising market, general economic conditions and competitive offerings. We have committed significant resources to delivering content and advertising-based services designed to appeal to our customers by engaging users in a more interactive and personalized manner and seeking to provide a higher return on our customers’ advertising expenditures. However, our customers may not perceive our content offerings and advertising-based services as sufficiently valuable to justify the payment of our rates. Moreover, given the inherent difficulties in delivering a rich advertisement on mobile channels, the increasing reliance of our customers on automated or programmatic advertising buying networks and the focus by advertisers on enforcing viewability requirements for their advertising impressions, we may encounter difficulties in obtaining the prices that we seek for our advertising solutions. If we are unable to maintain our historical, or grow to anticipated, pricing levels for advertising, we will experience difficulties in maintaining or growing our revenues. As the advertising industry develops new concepts and technology to deliver and price advertising inventory, we may also incur additional costs to keep pace with these changes and to implement more effective products and services.

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

To date, we have principally focused on providing health and wellness content to consumers and healthcare professionals and providing marketing solutions to our customers. However, an important component of our growth strategy involves leveraging our core assets to pursue adjacent opportunities in the broader health and wellness sectors. We believe that our large audience, sophisticated interactive tools and our ability to drive better health outcomes will open up new revenue opportunities for us in the broader health and wellness industries. For example, we have recently created a healthcare solutions division which will leverage our existing core assets to offer payors, providers and employers various marketing and other products and services. However, our experience in developing new products and services, and marketing to new potential customers, in these areas is limited. Therefore, we may need to make additional investments in product development and sales and marketing in order to effectively pursue such opportunities. If we are unable to successfully develop new offerings to pursue such opportunities or we are unable to successfully market our offerings to payors, providers and employers or other potential customers in adjacent markets, we may not be able to achieve our growth and business objectives.

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

Our premium services consist primarily of subscriptions sold to users who purchase access to one or more of the properties in our portfolio or to a specific interactive service or application, including www.JillianMichaels.com, www.SouthBeachDiet.com or www.Diet.MayoClinic.org. As our growth strategy has evolved to focus primarily on advertising and sponsorship services, we have experienced a decline in the number of paid subscribers to our premium services in recent years and a decline in our overall subscription revenues. Subscribers may choose not to renew their subscriptions for many reasons at any time prior to the renewal date, including:

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

Since our inception, we have acquired a number of complementary businesses, products and technologies. Most recently, in November 2014, we acquired DoctorDirectory.com, which provided pharmaceutical companies with multi-channel interactive marketing services that target healthcare professionals. We intend to continue to seek other complementary acquisitions in the future, particularly with respect to growing our product and service offerings for payors and providers. Acquisitions and investments involve numerous risks, including:

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

We face significant competition in attracting both users and customers.

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

•	general interest consumer websites that offer specialized health sub-channels or functions;

•	search engines that provide specialized health search and other high-traffic websites that include both health-related and non-health-related content and services, including social media websites;

•	advertising networks that aggregate traffic from multiple websites; and

•	offline publications and information services.

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

Moreover, we are developing various products and services for payors, providers and employers. The market for providing products and services to payors, providers and employers is highly competitive and we do not have experience competing against these types of companies.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. As a result, we could lose market share to our competitors, and our revenues could decline.

There are a number of risks associated with expansion of our business internationally.

Although currently our international operations are not material, expansion into international markets is one of the elements of our long-term growth strategy. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets. These include:

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

We may not be able to attract, hire and retain qualified personnel in a cost-effective manner, which could impact the quality of our products and services and the effectiveness of our management, resulting in increased costs and lower revenues.

Our success depends on our ability to attract, hire and retain, at commercially reasonable rates, qualified editorial, sales and marketing, data sciences, customer support, technical, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense and our personnel are often presented with compelling new opportunities. Our personnel may terminate their employment at any time for any reason, and in the recent past, a number of our talented personnel have terminated their employment with us to seek other opportunities. Loss of personnel may result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel, or retain and motivate our current personnel, we may not be able to operate our businesses effectively, serve our users and customers properly or maintain the quality of our products and services.

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

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property both in the U.S. and in foreign countries. We rely, and expect to continue to rely, on a combination of confidentiality and licensing agreements with our employees, consultants and third parties with whom we have relationships, along with trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future intellectual property protection if any unauthorized disclosure of such information occurs.

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

The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. If the protection of our technologies and intellectual property is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may diminish. In addition, third parties may knowingly or unknowingly infringe our patents, copyrights, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be costly and divert management’s attention and resources away from our business. We also expect that the more successful we are, the more likely that competitors will claim that we infringe on their intellectual property or proprietary rights. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

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

If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with demographic information or information about their specific health interests, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. Likewise, if our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers. In addition, a material increase in the number of users who either opt out of accepting cookies or who use browsers, devices or applications that limit the use of cookies or other tracking technologies could negatively impact our ability to collect valuable data and provide advertising solutions to our clients.

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

Users access health-related content through our portfolio, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers who rely on that content or others may make claims against us with various causes of action. Although the properties in our portfolio contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable. The law governing the validity and enforceability of online agreements is still evolving and subject to uncertainty. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require us to make costly changes to our properties and related content policies.

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

Furthermore, we face potential suits and liability for negligence, copyright, patent or trademark infringement or other claims based on the nature of our content. These claims could potentially arise with respect to owned, licensed or user-provided content. Litigation to defend these claims could be costly, and any other liabilities we incur in connection with the claims could be significant.

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

We collect information from users who register to access certain content on our portfolio, as well as from third party sources of data. Subject to the ability of our users to decline, we may use this information to provide our users content and advertising that may be of interest to them. We may also share information about registered users with our advertisers. Internet user privacy and the use of our users’ information to track online activities are issues that are subject to rigorous regulatory discussions and analysis both in the U.S. and abroad. We have privacy policies posted on our properties that we believe comply with laws applicable to us requiring notice about our information collection, use and disclosure practices. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union and Canada, have adopted legislation, including directives or regulations, that may limit our collection and use of information from Internet users in these jurisdictions. Enforcement by regulators, including the FTC, requires us to provide consumers with notice, choice, security and access with respect to such information. The standards are subject to interpretation by courts and other governmental authorities. We cannot assure you that the privacy policies and other statements we provide to users of properties in our portfolio, or our practices with respect to these matters, will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a government agency, court or other governmental authority that any of our practices do not meet applicable standards or regulations, or the implementation of new standards or requirements, could result in liability and adversely affect our business. In addition, inquiries or proceedings involving foreign or U.S. data protection authorities may be expensive or time consuming, and their outcome is uncertain. Furthermore, we cannot assure you that our advertisers are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements.

In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry. We participate in the DAA self-regulatory program under which we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. Ensuring compliance with these industry standards could negatively impact our revenues or result in increased costs. Failure to comply with current or new industry standards could create liability for us, damage our reputation and result in a loss of users and advertisers.

We also may be subject to COPPA, which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our properties are not directed at children under the age of 13, and our registration process utilizes age screening in order to prevent under-age registrations. We believe that we are in compliance with COPPA. COPPA, however, is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application, interpretation or legislative expansion of this law could create liability for us, result in adverse publicity and negatively affect our business.

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

The privacy and security of information about the physical or mental health or condition of an individual is an area of significant focus in the U.S. because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from users of our services from unauthorized access or use.

The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, HITECH makes certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

Some of our current or future products and services may involve the collection of individually identifiable health information for HIPAA covered entities. In addition, we may sign business associate agreements in connection with the provision of the products and services developed for other third parties. If our data practices do not comply with the requirements of HIPAA or HITECH, we may be directly subject to liability. In addition, if our security practices do not comply with our contractual obligations, we may be subject to liability for breach of those obligations. HITECH also creates obligations for us to report any unauthorized use or disclosure of protected health information to our covered entity clients. The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or HITECH, to the extent such requirements are deemed to apply to our operations, or contractual obligations, could subject us to significant civil or criminal penalties and adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These new provisions, as modified, will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

Developments in the healthcare industry could adversely affect our business.

A significant portion of our advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Likewise, we intend to grow our product and service offerings to payors, providers and employers and industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. For example, use of our content offerings and the sale of our products and services could be affected by:

•	changes in the design and provision of health insurance plans;

•	a decrease in the number of new drugs or pharmaceutical products coming to market; and

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

We expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry. However, we believe that certain aspects of PPACA and future implementing regulations and other healthcare reform initiatives that seek to reduce healthcare costs may create opportunities for our company, including with respect to our health tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

Notably, the CAN-SPAM Act regulates commercial e-mails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. An action alleging our failure to comply with the CAN-SPAM Act and the adverse publicity associated with any such action could result in less user participation and lead to reduced revenues from advertisers. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN- SPAM Act, or foreign laws regulating the distribution of e-mail, whether as a result of violations by our partners or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to damages or penalties.

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

Physicians utilize www.MedPageToday.com to fulfill their continuing medical education, or CME, obligations. Our CME activities, which are conducted as part of our MedPage Today offering, are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. We currently rely on Projects In Knowledge as our ACCME-accredited provider in connection with our CME offering. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Projects In Knowledge, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME.

CME activities may be subject to government oversight or regulation by Congress, the FDA, the U.S. Department of Health and Human Services, and state regulatory agencies. Educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In the event that these regulatory challenges inhibit our ability to provide CME, or if Projects In Knowledge, our ACCME-accredited partner, elects to terminate its relationship with us and we are unable to identify a suitable replacement partner, our ability to continue to attract physicians to www.MedPageToday.com may suffer.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with the fiscal year ending December 31, 2015, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.

Compliance with the Sarbanes-Oxley Act will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities.

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

As of December 31, 2014, we had $90.0 million of outstanding borrowings pursuant to our credit facility. Under the terms of this credit facility, as amended, we are required to make principal and interest payments on these borrowings through the maturity date of this facility in November 2019. As a result, we must use a significant portion of cash generated by our operations to satisfy our ongoing debt service obligations. Additionally, we will be required to repay, extend or refinance these borrowings when they become due, and there is no guarantee that we will be able to do so on reasonable terms or at all. If we are unable to meet our debt service obligations or to satisfy our obligations when they mature, our creditors could among other things, declare a default and accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of February 27, 2015, we had approximately 31.5 million shares of our common stock outstanding. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, certain holders of shares of our common stock, including certain holders of our existing warrants, may require us, subject to certain conditions, to prepare and file a registration statement under the Securities Act and are entitled to include their shares in any registration statement we may file for ourselves or other stockholders. If we register the resale of these shares in the future, the holders could sell those shares freely in the public market, without regard to the limitations of Rule 144. Furthermore, shares of our common stock subject to outstanding awards under our 2003 Stock Option Plan and our 2014 Equity Incentive Plan, as well as the shares of our common stock reserved for future issuance under our 2014 Equity Incentive Plan, under our 2014 Employee Stock Purchase Plan and upon exercise of outstanding warrants, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in a facility encompassing approximately 87,000 square feet of office space in a building at 345 Hudson Street in New York, New York pursuant to a lease which extends through October 2023.

We also lease office space in North Adams, Massachusetts; Washington, DC; Asheville, North Carolina; North Hollywood, California; Chicago, Illinois; and Mumbai, India; and utilize a third-party data center hosting facility located in Carlstadt, New Jersey and a back-up data center located in Scottsdale, Arizona.

We believe that our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock has traded on the New York Stock Exchange under the symbol “EVDY” since our initial public offering in March 2014. As of February 27, 2015, there were 31,526,949 shares of our common stock outstanding, which were held by 83 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 27, 2015, the closing price of our common stock as reported on the New York Stock Exchange was $14.30 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
2014
First Quarter (beginning March 28, 2014)	$14.75	$13.01
Second Quarter	19.89	11.84
Third Quarter	19.24	12.70
Fourth Quarter	15.21	10.86
2015
First Quarter (through February 27, 2015)	$14.93	$13.47

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. In addition, our credit facility prohibits us from paying dividends on our common stock without first obtaining the consent of our lenders. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from March 28, 2014 through December 31, 2014 in comparison to the cumulative return on the Russell 2000 Index and the Research Data Group (RDG) Internet Composite Index during that same period. The results assume that $100 was invested on March 28, 2014 in our common stock or March 31, 2014 in the indexes listed above, including reinvestment of dividends, if any.

This information under “Stock Performance Graph” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Recent Sales of Unregistered Equity Securities

On November 13, 2014, we issued an aggregate of 45,822 shares of our common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of a warrant to purchase 73,345 shares of our common stock at a purchase price of $4.91 per share.

No underwriters were used in the foregoing transaction. The issuance of securities described in the paragraph above was deemed to be exempt from registration pursuant to an exemption from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. Such holder received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2014, 2013 and 2012 and Consolidated Balance Sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2011 and 2010 and the Consolidated Balance Sheet data as of December 31, 2012, 2011 and 2010 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Advertising and sponsorship revenues	$166,465	$134,893	$109,956	$96,191	$75,657
Premium services revenues	17,860	20,957	23,536	29,582	35,564
Video production fees	—	—	5,000	—	—

Total revenues	184,325	155,850	138,492	125,773	111,221
Operating expenses:
Cost of revenues	49,296	43,338	40,543	40,985	45,039
Sales and marketing	48,605	44,385	38,603	36,266	26,972
Product development	44,541	43,759	45,676	36,960	26,172
General and administrative	30,041	27,462	25,874	23,199	19,922

Total operating expenses	172,483	158,944	150,696	137,410	118,105

Income (loss) from operations	11,842	(3,094)	(12,204)	(11,637)	(6,884)
Interest expense, net	(3,711)	(8,442)	(4,898)	(1,589)	(1,572)
Other expense	(4,114)	(359)	(1,069)	—	(2,881)

Income (loss) from continuing operations before provision for income taxes	4,017	(11,895)	(18,171)	(13,226)	(11,337)
Benefit (provision) for income taxes	8,666	(1,102)	(1,026)	615	1,771

Income (loss) from continuing operations	12,683	(12,997)	(19,197)	(12,611)	(9,566)
Loss from discontinued operations, net of tax	—	(5,239)	(3,257)	(2,590)	—

Net income (loss)	$12,683	$(18,236)	$(22,454)	$(15,201)	$(9,566)

Basic net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations (1)	$0.19	$(2.55)	$(4.01)	$(2.74)	$(2.16)
Net loss attributable to common stockholders from discontinued operations, net of tax	$—	$(1.03)	$(0.68)	$(0.56)	$—

Net income (loss) attributable to common stockholders (1)	$0.19	$(3.57)	$(4.69)	$(3.30)	$(2.16)

Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations (1)	$0.17	$(2.55)	$(4.01)	$(2.74)	$(2.16)
Net loss attributable to common stockholders from discontinued operations, net of tax	$—	$(1.03)	$(0.68)	$(0.56)	$—

Net income (loss) attributable to common stockholders (1)	$0.17	$(3.57)	$(4.69)	$(3.30)	$(2.16)

Weighted-average common shares outstanding:
Basic	24,259,395	5,103,351	4,791,474	4,607,675	4,428,478
Diluted	26,911,782	5,103,351	4,791,474	4,607,675	4,428,478

(1)

For the year ended December 31, 2014, basic and diluted net income attributable to common stockholders per share includes an $8.1 million deemed dividend from the conversion of our Series G preferred stock on April 2, 2014. Refer to “Note 10—Common Stock and Redeemable Convertible Preferred Stock” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,729	$16,242	$23,888	$27,238	$15,405
Working capital	82,494	30,221	20,617	4,585	14,808
Total assets	313,491	192,282	195,660	181,817	154,575
Deferred revenue	6,740	6,808	6,018	11,297	8,361
Long-term debt (including current portion)	90,000	71,333	62,666	40,440	18,235
Redeemable convertible preferred stock	—	158,766	158,766	158,766	153,781
Stockholders’ equity (deficit)	173,286	(89,969)	(78,650)	(64,126)	(54,197)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading digital health and wellness company. By combining premium health and wellness content with our sophisticated proprietary data assets and analytics tools, we enable consumers to manage their health, healthcare professionals to stay informed and make better decisions for their patients, and marketers to communicate and engage with consumers and healthcare professionals. Our properties fall into the following categories: (i) properties that we own and/or operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities, including Everyday Health, MedPage Today, DoctorDirectory.com, What to Expect, Dr. Sanjay Gupta, Jillian Michaels and The South Beach Diet; and (ii) properties where we manage and sell advertising opportunities on behalf of third parties, including MayoClinic.org and Drugstore.com. We utilize our proprietary technology, together with our extensive data assets, to personalize the content experience, empower our users to make more-informed health decisions and drive better health outcomes. We deliver our content and solutions whenever, wherever and however a user makes a health- related decision through multiple channels, including desktop, mobile web, and mobile phone and tablet applications, as well as video and social media.

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

In late 2010, we made a strategic decision to expand our business into the market for providing content and marketing solutions targeting healthcare professionals through our acquisition of MedPage Holdings, Inc., or MPT. We believe that the entry into the healthcare professional market provided us with a significant revenue opportunity because pharmaceutical companies spend a larger percentage of their marketing budgets on healthcare professionals as compared to consumers. In addition, the acquisition of MPT enabled us to offer marketers the ability to target both healthcare professionals and consumers with a single marketing solution.

In late 2014, we expanded further into the healthcare professional sector with the acquisition of DoctorDirectory.com, Inc., or DD, a provider of multi-channel marketing solutions for pharmaceutical brands seeking to influence healthcare professionals. We expect that the acquisition of DD will deepen our penetration into the healthcare professional market by significantly increasing our physician reach and enhancing our sophisticated return on investment, or ROI, based marketing solutions that we offer advertisers seeking to engage with healthcare professionals. Following the DD acquisition, we reach more than two-thirds of practicing physicians in the U.S. and expect increased user engagement by offering an expanded suite of content and tools to healthcare professionals.

In late 2014, we also began to focus on leveraging our existing assets to generate revenue from new customer channels across the broader healthcare landscape, particularly payors and providers. Specifically, our Healthcare Solutions unit will focus on utilizing our large, highly-engaged audience, premium content and tools, and advanced data and analytics capabilities to engage and influence consumers on behalf of payors and providers. We may also explore partnering relationships and corporate development opportunities to more effectively execute on our growth strategy in this large market opportunity.

We expect our revenue to increase in 2015. We also expect our operating expenses to increase in 2015, but to decrease as a percentage of revenues. As a result, we expect that our Adjusted EBITDA will improve in 2015, and expect that our capital expenditures will decline as a percentage of revenues over the same period.

Background Information

Key Trends Affecting Our Business

We believe that the following key trends drive our ability to continue to grow our business:

•

Marketers are allocating an increasing proportion of their advertising spending to online advertising and are seeking solutions that better target their audience and maximize ROI. We believe that the ability to offer complex data-driven solutions that demonstrate ROI will be a key determinant in our success in attracting marketing dollars in the coming years. We also believe that the online percentage of the total health-related advertising market is still relatively small, and that this percentage will increase in the coming years.

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

The following represents our recent performance with respect to this key metric:

	Year ended December 31,(1)
	2014	2013	2012
Advertising and sponsorship revenues per advertiser (in thousands)	$495.4	$420.2	$324.4

(1)	Based on 336, 321 and 339 total advertisers for the years ended December, 2014, 2013 and 2012, respectively.

Revenues

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Our advertising and sponsorship revenues, also referred to as marketing solutions revenue, consist primarily of revenues generated from:

•	display advertisements on properties in the Everyday Health portfolio and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	our Health Reach marketing programs that allow marketers the opportunity to target specific audiences outside of the Everyday Health portfolio using our audience data and analytics;

•

interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships within the Everyday Health portfolio, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee; and

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers.

Increasing our advertising and sponsorship revenues attributable to interactive brand sponsorships has been an important focus for us in the past few years. Revenues linked to interactive brand sponsorships exceeded 50% of our advertising and sponsorship revenues in 2014. We expect that revenues linked to interactive brand sponsorships and/or marketing programs where we are paid based upon the ROI we deliver for our customers will exceed 50% of our advertising and sponsorship revenues in 2015.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Our advertising and sponsorship revenue delivered via mobile channels increased 81.6% to $67.7 million in 2014 from $37.3 million in 2013.

In addition, by virtue of our recent acquisition of DD, we now conduct certain marketing campaigns that provide for revenues based entirely upon the ROI we deliver for our customers.

Our advertisers and sponsors consist primarily of pharmaceutical companies, manufacturers and retailers of over-the-counter products and consumer-packaged-goods, and healthcare providers, such as hospitals and other healthcare professionals.

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

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues, which represents a much larger revenue opportunity than premium services. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In 2014, our advertising and sponsorship revenues accounted for 90.3% of total revenues, compared to 86.6% in 2013. In 2014, our premium services revenues accounted for 9.7% of total revenues, compared to 13.4% in 2013. We anticipate that revenues derived from advertising and sponsorship services will continue to grow in the future as a percentage of total revenues. Our premium services, however, generate a significant portion of our registered users, and the valuable data that is voluntarily provided to us through our premium services, including demographic information and health-related interests, enables us to grow our advertising and sponsorship revenues. As a result, while we expect that premium services revenues will continue to decrease as a percentage of total revenues, our subscription products will continue to serve as an important source for registered users that will drive our advertising and sponsorship revenues and potentially offset any decline in our direct revenue from premium services. Although to date, revenues from payors, providers and employers have been immaterial, we expect that these revenues will likely increase as we seek to utilize our existing assets to address the consumer engagement needs of these entities. To the extent that our revenues from these sources increase in the future, this may alter the trends described above.

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

Both our gross profit and gross margin improved for the year ended December 31, 2014, compared to the prior two years, as shown in the table below:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues	$184,325	$155,850	$138,492
Revenue growth	18.3%	12.5%	10.1%
Cost of revenues	$49,296	$43,338	$40,543
Gross profit	$135,029	$112,512	$97,949
Gross margin	73.3%	72.2%	70.7%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our account management, research, marketing, sales and data analytics and creative design personnel, as well as fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include data analytics personnel that analyze traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase in absolute dollars as we increase the number of sales, sales support and analytical personnel, but expect sales and marketing expenses to decrease as a percentage of revenues.

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

Interest Expense, Net

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

As of December 31, 2014, we had approximately $107 million of U.S. federal and state net operating loss, or NOL, carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will expire from 2020 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2013 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2012, approximately $0.5 million of the then-existing NOL carryforwards will be limited by Section 382. However, changes in our stock ownership resulting from our initial public offering, or IPO, or other potential future transactions, could result in additional ownership changes under Section 382. Our NOLs may also be limited under similar provisions of state law. The NOL carryforwards at December 31, 2014 include approximately $7.4 million in income tax deductions related to stock options, which will be reflected as a credit to additional paid-in-capital as realized.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Advertising and sponsorship revenues	$166,465	$134,893	$109,956
Premium services revenues	17,860	20,957	23,536
Video production fees	—	—	5,000

Total revenues	184,325	155,850	138,492

Operating expenses:
Cost of revenues	49,296	43,338	40,543
Sales and marketing	48,605	44,385	38,603
Product development	44,541	43,759	45,676
General and administrative	30,041	27,462	25,874

Total operating expenses	172,483	158,944	150,696

Income (loss) from operations	11,842	(3,094)	(12,204)
Interest expense, net	(3,711)	(8,442)	(4,898)
Other expense	(4,114)	(359)	(1,069)

Income (loss) from continuing operations before provision for income taxes	4,017	(11,895)	(18,171)
Benefit (provision) for income taxes	8,666	(1,102)	(1,026)

Income (loss) from continuing operations	12,683	(12,997)	(19,197)
Loss from discontinued operations, net of tax	-	(5,239)	(3,257)

Net Income (loss)	$12,683	$(18,236)	$(22,454)

Comparison of Years ended December 31, 2014 and 2013

Revenues

Our total revenues increased 18.3% to $184.3 million in 2014 from $155.9 million in 2013. The $28.5 million increase in total revenues consisted of a $31.6 million increase in advertising and sponsorship revenues partially offset by a $3.1 million decrease in premium services revenues. No advertiser accounted for 10% or more of total revenues in 2014. In 2013, one advertiser accounted for approximately 12% of total revenues.

Advertising and sponsorship revenues increased 23.4% to $166.5 million in 2014 from $134.9 million in 2013. The $31.6 million increase in advertising and sponsorship revenues was driven by an increase in revenue per advertiser, as compared to 2013, due to expanded relationships with existing advertisers. The increase in advertising and sponsorship revenues was also attributable to an increase in the number of advertisers that marketed their products and services on the Everyday Health portfolio, driven by a continued focus from our sales team on generating new client relationships.

Premium services revenues decreased 14.8% to $17.9 million in 2014 from $21.0 million in 2013. The decrease was primarily attributable to a $4.1 million decrease in subscription fee revenues to $12.9 million in 2014 from $17.0 million in 2013. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by subscription fee revenue from a new subscription brand launched in June 2014, and higher average revenue per paid subscriber per month.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 13.7% to $49.3 million in 2014 from $43.3 million in 2013. The $6.0 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues. Cost of revenues as a percentage of total revenues decreased to 26.7% in 2014 from 27.8% in 2013.

Sales and Marketing. Sales and marketing expenses increased 9.5% to $48.6 million in 2014 from $44.4 million in 2013. This $4.2 million increase was primarily due to higher levels of compensation expense, including increased staffing and related cash and non-cash stock compensation expense for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues in 2014 compared to 2013, partially offset by a $2.1 million decrease in acquisition earn-out expense in 2014 compared to 2013. Sales and marketing expenses as a percentage of total revenues decreased to 26.4% in 2014, as compared to 28.5% in 2013.

Product Development. Product development expenses increased 1.8% to $44.5 million in 2014 from $43.8 million in 2013. This $0.8 million increase in product development expenses was primarily due to increases in cash and non-cash stock compensation expense, partially offset by a $1.2 million impairment charge in 2013 pertaining to website content and tools which did not recur in 2014. Product development expenses as a percentage of total revenues decreased to 24.2% in 2014, as compared to 28.1% in 2013.

General and Administrative. General and administrative expenses increased 9.4% to $30.0 million in 2014 from $27.5 million in 2013. This $2.6 million increase was primarily due to increases in cash and non-cash stock compensation expense and professional service fee expenses, attributed in part to being public in 2014, partially offset by a $1.1 million decrease in amortization expense related to intangible assets. General and administrative expenses as a percentage of total revenues decreased to 16.3% in 2014, as compared to 17.6% in 2013.

Interest Expense, Net. Interest expense, net, decreased 56.0% to $3.7 million in 2014, compared to $8.4 million in 2013. The $4.7 million decrease in interest expense was primarily due to the refinancing of our credit facility in March 2014 at a lower interest rate in 2014 compared with 2013, and to a net decrease in the weighted-average outstanding borrowings under our credit facilities in 2014 as compared to 2013.

Other Expense. Other expense in 2014 consisted primarily of the write-off of unamortized deferred financing costs totaling $2.8 million and prepayment penalties totaling $1.0 million related to the March 2014 credit facility refinancing, compared with certain non-operating expense charges totaling $0.4 million in 2013.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was approximately $(8.7) million and $1.1 million during the years 2014 and 2013, respectively. For 2014, the benefit for income taxes includes a one-time tax benefit of $10.0 million associated with the remeasurement of the valuation allowances against our deferred tax assets related to the DoctorDirectory.com, Inc. acquisition. The remaining provision in 2014 and 2013 pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as the current provision for state income taxes.

Comparison of Years ended December 31, 2013 and 2012

Revenues

Our total revenues increased 12.5% to $155.9 million in 2013 from $138.5 million in 2012. The $17.4 million increase in total revenues consisted of a $24.9 million increase in advertising and sponsorship revenues partially offset by a $2.6 million decrease in premium services revenues. Our 2012 revenues also included $5.0 million in non-recurring video production fee revenues in connection with the launch of the Everyday Health YouTube channel. In 2013, one advertiser accounted for approximately 12% of total revenues. No advertiser accounted for 10% or more of total revenues in 2012.

Advertising and sponsorship revenues increased 22.7% to $134.9 million in 2013 from $110.0 million in 2012. The $24.9 million increase in advertising and sponsorship revenues was driven by an increase in revenue per advertiser, as compared to 2012, due to expanded relationships with existing advertisers. The increase in advertising and sponsorship revenues was also attributable to an increase in the number of consumer advertisers that marketed their products and services on the Everyday Health portfolio, driven by an increased focus from our sales team on generating new client relationships.

Premium services revenues decreased 10.9% to $21.0 million in 2013 from $23.5 million in 2012. The decrease was primarily attributable to a $2.7 million decrease in subscription fee revenues to $17.0 million in 2013 from $19.7 million in 2012. The decrease in subscription fee revenues was primarily due to a decrease in our average paid subscribers per month, which resulted from a general decline in the popularity of certain of our brands. This decrease was partially offset by higher average revenue per paid subscriber per month, due to slightly increased billing plans and higher renewal rates.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 6.9% to $43.3 million in 2013 from $40.5 million in 2012. The $2.8 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues. Cost of revenues as a percentage of total revenues decreased to 27.8% in 2013 from 29.3% in 2012.

Sales and Marketing. Sales and marketing expenses increased 15.0% to $44.4 million in 2013 from $38.6 million in 2012. This $5.8 million increase was primarily due to higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues in 2013 compared to 2012. The increase in sales and marketing expenses in 2013 is attributable in part to our September 2012 EQAL acquisition, and includes a $0.8 million increase in accrued acquisition earnout expense. Sales and marketing expenses as a percentage of total revenues increased to 28.5% in 2013, as compared to 27.9% in 2012.

Product Development. Product development expenses decreased 4.2% to $43.8 million in 2013 from $45.7 million in 2012. This $1.9 million decrease in product development expenses was primarily due to a decrease in video and television production cost amortization expense of $5.8 million related to our Everyday Health YouTube channel, partially offset by increases in compensation expense of $2.3 million, a $1.2 million impairment charge pertaining to website content and tools and depreciation and amortization of $0.8 million. Product development expenses as a percentage of total revenues decreased to 28.1% in 2013, as compared to 33.0% in 2012.

General and Administrative. General and administrative expenses increased 6.2% to $27.5 million in 2013 from $25.9 million in 2012. This $1.6 million increase was primarily due to increases in compensation and facilities expenses, including facilities expenses attributable in part to our September 2012 EQAL acquisition. General and administrative expenses as a percentage of total revenues decreased to 17.6% in 2013, as compared to 18.7% in 2012.

Interest Expense, Net. Interest expense, net, increased 72.4% to $8.4 million in 2013, compared to $4.9 million in 2012. The $3.5 million increase in interest expense was primarily due to an approximate $18.0 million net increase in average outstanding borrowings under our credit facilities in 2013 compared with 2012, and to a lesser extent, a $0.9 million increase in amortization of deferred financing costs relating to our credit facilities borrowings.

Other Expense. Other expense in 2013 consisted of certain non-operating expense charges totaling $0.4 million, compared with the write-off of unamortized deferred financing costs totaling $1.1 million in 2012.

Provision for Income Taxes. The provision for income taxes was approximately $1.1 million and $1.0 million during the years 2013 and 2012, respectively. The provision pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as the current provision for state income taxes.

Loss from Discontinued Operations

Loss from discontinued operations increased 60.9% from $3.3 million in 2012 to $5.2 million in 2013. The $1.9 million increase was primarily due to the $1.3 million loss on sale, and to a lesser extent a $0.6 million greater operating loss for the Doctor Solutions business in 2013 as compared to 2012. The business was sold in November 2013.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earnout arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; reduction in force severance charges; loss from discontinued operations; and certain other non-cash charges such as asset impairment charges and preferred stock warrant mark-to-market adjustments. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

•

Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•

It is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation and non-core operational charges, such as asset impairment charges and write-off of debt extinguishment costs, from Adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods.

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of Net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Income (Loss)	$12,683	$(18,236)	$(22,454)
Add (deduct):
Interest expense, net	3,711	8,442	4,898
Income tax expense (benefit)	(8,666)	1,102	1,026
Depreciation and amortization expense	14,943	15,450	14,602
Stock compensation expense	9,100	2,969	3,532
Warrant mark-to-market adjustment	252	—	—
Compensation expense related to acquisition earnout	135	2,211	1,428
Deferred revenue adjustment related to acquisitions	—	—	72
Write-off of unamortized deferred financing costs	3,861	—	1,069
Reduction in force severance charges	—	3,188	—
Asset impairment charges	—	1,377	—
Loss from discontinued operations	—	5,239	3,257

Adjusted EBITDA	$36,019	$21,742	7,430

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Year Ended December 31,
	Depreciation / amortization			Stock compensation (1)
	2014	2013	2012	2014	2013	2012
	(in thousands)
Sales and marketing	$1,279	$1,183	$1,065	$2,769	$602	$553
Product development	10,745	10,325	9,324	2,102	1,091	791
General and administrative	2,919	3,942	4,213	4,229	1,276	2,188

Total expense	$14,943	$15,450	$14,602	$9,100	$2,969	$3,532

(1)

Stock compensation expense includes charges related to our 2014 Employee Stock Purchase Plan beginning in 2014. Refer to “Note 11—Stock-Based Compensation” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Working Capital

As of December 31, 2014, we had cash and cash equivalents of $50.7 million and working capital of $82.6 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our March 2014 IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of December 31, 2014, we had $90.0 million of borrowings outstanding under our credit facility.

On November 10, 2014, we refinanced our debt. Under our existing credit facility with Silicon Valley Bank, SunTrust Bank, Stifel Bank & Trust and Comerica Bank, or the Credit Facility, we maintain a revolver, with a maximum borrowing limit of $55.0 million, and also have a $60.0 million term loan. As of December 31, 2014, there was $60.0 million outstanding on the term loan and

$30.0 million outstanding on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of December 31, 2014, the interest rate on our Credit Facility was 3.48%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of December 31, 2014. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Operating and Capital Expenditure Requirements

Our principal uses of cash historically have been to fund operating losses, finance business acquisitions and capital expenditures relating to purchases of property and equipment to support our infrastructure and capitalized product and video/television content development. We currently expect that our existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund our anticipated cash needs for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our marketing solutions, including the impact of changes in advertiser spending behavior, and by other factors outside of our control, including general economic conditions, as well as the other risks to our business discussed under “Item 1A—Risk Factors.” Our cash requirements going forward may require us to raise additional funds through borrowing or the issuance of additional equity or equity-linked securities. Any increase in the amount of our borrowings will result in an increase in our interest expense. Future issuance of equity or equity-linked securities will result in dilution to the holders of our common stock. In addition, if the banking system or the financial markets are volatile, our ability to raise additional debt or equity capital could be adversely affected. Additional financing may not be available on commercially reasonable terms or at all.

Components of Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$20,040	$1,672	$(8,782)
Net cash used in investing activities	(79,223)	(17,507)	(15,532)
Net cash provided by financing activities	93,670	8,189	20,964
Net increase (decrease) in cash and cash equivalents	$34,487	$(7,646)	$(3,350)

Operating Activities

For the year ended December 31, 2014, net cash provided by operating activities was $20.0 million, consisting of net income of $12.7 million, adjusted for non-cash expenses of $19.7 million, including depreciation and amortization, non-cash stock-based compensation expense, amortization and write- off of deferred financing costs, partially offset by a benefit for deferred income taxes. Additionally, changes in operating assets and liabilities used $12.3 million of cash, which was primarily due to an increase in accounts receivable due to higher advertising and sponsorship revenues and a decrease in accounts payable and accrued expenses due to the timing of vendor payments, partially offset by a decrease in prepaid expenses and other current assets.

Net cash provided by operating activities was $18.4 million higher in the year ended December 31, 2014 compared to the year ended December 31, 2013, resulting primarily from an increase in net income of $31.1 million, an increase in non-cash stock based compensation of $6.1 million, and a $4.2 million decrease in prepaid expenses and other current assets, partially offset by a $9.5 million decrease in accounts payable and accrued expenses due to the timing of vendor invoice payments and a $10.0 million decrease in the deferred income tax provision due to a one-time, non-cash tax benefit related to the DD acquisition for the year ended December 31, 2014 compared to the same period in 2013.

For the year ended December 31, 2013, net cash provided by operating activities was $1.7 million, consisting of cash provided by operating activities from continuing operations of $5.9 million offset by cash used in operating activities from discontinued operations of $4.2 million. Net cash provided by operating activities from continuing operations of $5.9 million consisted of a loss from continuing operations of $13.0 million, adjusted for non-cash expenses of $23.0 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities used $4.1 million of cash, which was primarily due to increases in accounts receivable due to higher advertising and sponsorship revenues and in prepaid expenses and other current assets, partially offset by an increase in (i) accounts payable and accrued expenses due to the timing of vendor payments and (ii) deferred revenue related to certain marketing campaigns and premium services billed in advance of the services being provided. Net cash used in operating activities from discontinued operations of $4.2 million consisted of a loss from discontinued operations of $5.2 million adjusted for non-cash items, primarily the write-off of certain assets in connection with the sale.

Net cash provided by operating activities was $10.5 million higher in the year ended December 31, 2013 compared to the year ended December 31, 2012, resulting primarily from a $5.4 million decrease in video and television costs after completion of the Everyday Health YouTube channel in 2012, a $7.6 million increase in accounts payable and accrued expenses due to the timing of vendor invoice payments and a $6.9 million increase in deferred revenue, partially offset by a $7.5 million increase in accounts receivable due to higher advertising and sponsorship revenues and a $2.5 million increase in prepaid expenses and other current assets for the year ended December 31, 2013 compared to the same period in 2012.

For the year ended December 31, 2012, net cash used in operating activities was $8.8 million, consisting of cash used in operating activities from continuing operations of $5.9 million and cash used in operating activities from discontinued operations of $2.9 million. Net cash used in operating activities from continuing operations of $5.9 million consisted of a loss from continuing operations of $19.2 million, adjusted for non-cash expenses of $27.3 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities used $14.0 million of cash, which was primarily due to additions of video and television production costs relating to the Everyday Health YouTube channel, and a decrease in deferred revenue primarily related to the timing of advertising billings in relation to services rendered in advance of the services being provided and an increase in accounts receivable. Net cash used in operating activities from discontinued operations of $2.9 million consisted of the $3.2 million operating loss from discontinued operations, adjusted for non-cash items, for the year ended December 31, 2012.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, leasehold improvements and capitalized video and television production costs and product development costs. Additionally, our investing activities included payments made to acquire businesses.

We used $79.2 million of net cash in investing activities during the year ended December 31, 2014, consisting of $14.8 million of additions to property and equipment and $65.0 million for purchase price payments relating to the DD acquisition. Net cash used in investing activities was $61.7 million higher than in the year ended December 31, 2013.

We used $17.5 million of net cash in investing activities during the year ended December 31, 2013, consisting of $10.7 million of additions to property and equipment, $6.7 million for payments relating to the EQAL acquisition, and $0.7 million in security deposits for additional office space. Net cash used in investing activities was $2.0 million higher than in the year ended December 31, 2012.

We used $15.5 million of net cash in investing activities during the year ended December 31, 2012, primarily for purchases of property and equipment and, to a lesser extent, for a deferred purchase price payment related to a 2011 acquisition.

Financing Activities

Our financing activities have historically consisted primarily of borrowings and repayments under our revolver and term loan credit facilities, and related financing costs, and proceeds from the exercise of stock options. In addition to such activities, in 2014 we received proceeds from our IPO, net of underwriting discounts and commissions and related offering costs.

We generated $93.7 million of net cash in financing activities during the year ended December 31, 2014, primarily from $70.6 million received from the net proceeds upon the closing of our IPO, $7.9 million received upon the exercise of stock option awards and $18.7 million of additional net borrowings under our revolver and term loan credit facilities, partially offset by $2.9 million of related financing costs. Net cash provided by financing activities was $85.5 million higher than in the year ended December 31, 2013.

We generated $8.2 million of net cash in financing activities during the year ended December 31, 2013, primarily from $11.5 million of additional borrowings under our credit facility partially offset by $2.8 million of principal repayments under our term loan credit facility. Net cash provided by financing activities was $12.8 million lower than in the year ended December 31, 2012.

We generated $21.0 million of net cash from financing activities during the year ended December 31, 2012, primarily as a result of the refinancing of our credit facilities during 2012, including the receipt of $35.0 million under a new subordinated facility, repayment of the $15.0 million balance from a former subordinated credit facility, and the payment of $1.3 million in closing costs relating to such refinancing. We also borrowed a net amount of $5.1 million under our revolver facility and repaid $2.8 million under the term loan portion of our credit facility.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$90,000	$3,000	$12,000	$75,000	$—
Operating lease obligations	33,018	4,042	7,314	6,747	14,915
Minimum guarantees under royalty agreements (2)	92,632	19,095	26,191	24,457	22,889
Purchase obligations (3)	21,995	16,863	5,132	—	—
Total	$237,645	$43,000	$50,637	$106,204	$37,804

(1)	In addition to the principal repayments due under our Credit Facility shown above based on outstanding borrowings of $90.0 million as of December 31, 2014, interest payments of $2.7 million are due in less than 1 year, $5.8 million in 1-3 years and $5.2 million in 3-5 years. For a description of our long-term debt obligations, see “Liquidity and Capital Resources—Sources of Liquidity and Long-Term Debt” above.

(2)

Some of the minimum guaranteed payments are subject to reductions if specified performance metrics are not achieved by our partners with respect to the non-operated properties in the Everyday Health portfolio.

(3)	Purchase obligations pertain primarily to fees for third-party content, technology and other services.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on all of our significant accounting policies, see Note 2 of our accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees, and, to a lesser extent, video production fees.

We recognize advertising revenues in the period in which the advertisement is delivered. Our revenues from sponsorship services is recognized over the period in which we substantially satisfy our contractual obligations set forth in the relevant sponsorship agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In instances where individual deliverables are not sold separately, or when third-party evidence is not available, fair value is determined based on our best estimate of selling price. Advertising and sponsorship revenues accounted for 90.3%, 86.6% and 79.4% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

We recognize subscription revenues ratably over the relevant subscription periods, which are predominantly quarterly, after deducting refunds and charge-backs. We typically charge each subscriber’s credit card for the full price for their subscription at the commencement of the subscription period and at each subscription renewal date, unless the consumer cancels the subscription prior to the renewal date. When consumers sign up for free-trial subscriptions, we automatically charge their credit card for a subscription at the end of the free-trial period unless they cancel before the trial period ends. Once billed, the revenue is recognized on a straight line basis, ratably over the subscription period. No revenue is recognized or allocated to the free-trial period.

We generally recognize licensing revenue over the life of the contract. We recognize video production fee revenue as the video content is completed and delivered to the customer.

Deferred revenue consists primarily of (i) subscription fees that we have collected from consumers but for which revenue has not been recognized, and (ii) revenues from advertising and sponsorship services and licensing fees that we have billed in advance of when the revenue is to be earned.

Internal Software and Website Development Cost

We incur costs to develop software for internal use and for our website applications. In accordance with authoritative accounting guidance, we capitalize costs, consisting principally of payroll and related benefits, third-party consultants and related charges, incurred during the application development phase of a project as well as the costs of content developed for our properties by third-party consultants which is deemed to be reference material in nature and to provide a future economic benefit. Upon completion of a project, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is typically three years.

Software and website development costs that do not meet the criteria for capitalization are expensed as incurred and are included in product development expenses in the consolidated statements of operations.

Goodwill

Goodwill resulting from our acquisitions represents the excess cost over fair value of the identifiable net tangible and intangible assets of acquired businesses.

Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. We operate as one operating segment and one reporting unit.

We perform an initial qualitative analysis to evaluate whether any events and circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of the reporting unit’s goodwill is necessary. If it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the goodwill must be tested using a two-step quantitative process, and if the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

The evaluation of our goodwill annually on October 1 indicated that the carrying value of the asset was less than the fair value and, accordingly, there was no impairment loss recognized for the years ended December 31, 2014, 2013 and 2012.

Long-Lived Assets

Our long-lived assets, in addition to goodwill discussed above, consist of property and equipment and intangible assets with definite lives. These intangible assets resulted from our business acquisitions, and consist of trade names, customer relationships and agreements with certain of our website partners.

The amount assigned to our definite-lived intangible assets is a subjective analysis based on our estimates of the future benefit of these assets using acceptable valuation techniques. The estimated fair values assigned to our trade names and other definite-lived intangible assets are computed based on discounted cash flows using the Relief From Royalty Method and Excess Earnings Method, respectively, which applies various assumptions developed by management, including projected revenues, operating margins, attrition rates, royalty rates and discount rates.

Our property and equipment and definite-lived intangible assets are depreciated and amortized over their estimated useful lives, generally three to five years for property and equipment and three to ten years for definite-lived intangible assets, which are determined based on several factors, primarily the period of time the asset is expected to remain in service and provide benefit to us. We review these definite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of these definite-lived assets during the years ended December 31, 2014 and 2012. During the year ended December 31, 2013, we recorded impairment charges of $1.2 million related to certain website costs included in property and equipment.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the current authoritative accounting guidance, under which stock-based awards, including stock options, are measured at fair value as of the grant date and recognized as compensation expense over the requisite service period (generally the vesting period), which we have elected to amortize using the graded attribution method.

We use the Black-Scholes option pricing model to estimate the fair value of the stock option and our Employee Stock Purchase Plan (“ESPP”) awards. As there was no public market for our common stock prior to our IPO in March 2014, and therefore a lack of company-specific historical and implied volatility data, we have determined the share price volatility for awards granted based on an analysis of reported data for a peer group of companies that granted awards with substantially similar terms. The expected volatility of awards granted has been determined using an average of the historical realized volatility measures of this peer group of companies for a period of time commensurate with the expected term of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

The expected life of options granted has been determined utilizing the simplified method for determining the expected life for options qualifying for treatment due to the limited history we have with option exercise activity. The expected term for ESPP shares is based on the purchase period. The risk-free interest rate is based on a U.S. Treasury yield curve for periods equal to the expected term of the awards on the grant date. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock, and the expected dividend yield is, therefore, assumed to be zero.

In addition, forfeitures are estimated at the time of grant, based on our historical forfeiture experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates. These estimates involve inherent uncertainties and the application of management judgment. The assumptions we used in the Black-Scholes pricing model are based on subjective future expectations combined with management judgment. If any of the assumptions used in this pricing model change significantly, stock-based compensation for future awards may differ materially from the awards granted previously. Additionally, the pricing model fair value of the awards is based upon the fair value of our underlying common stock.

Income Taxes

We are subject to income taxes in the United States and one foreign jurisdiction. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax and financial statement reporting basis of assets and liabilities, as well as for operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset. As a result of our historical operating performance and the cumulative net losses incurred to date, we do not have sufficient objective evidence to support the recovery of the net deferred tax assets. Accordingly, we have established a valuation allowance against net deferred tax assets for financial reporting purposes because we believe it is more likely than not that these deferred tax assets will not be realized.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued amended guidance for income taxes. This amendment requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We adopted this amended guidance beginning in the quarter ended March 31, 2014. The adoption of this guidance had no impact on our consolidated financial statements.

In April 2014, the FASB issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. This amendment will be effective for the first annual reporting period beginning after December 15, 2015. We do not expect the impact of the adoption of this guidance to be material to our consolidated financial statements.

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This amendment is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Current GAAP does not contain explicit guidance on how to account for such share-based payments. This updated guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of the adoption of this guidance to be material to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and inflation. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $90.0 million of borrowings outstanding under our credit facility as of December 31, 2014 and the interest rates in effect at that date, our annual interest expense would amount to $3.1 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $0.9 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 8. Financial Statements and Supplementary Data.

Everyday Health, Inc.
Index to Consolidated Financial Statements

Page
Everyday Health, Inc. Audited Consolidated Financial Statements:
Report of independent registered public accounting firm	72
Consolidated balance sheets as of December 31, 2014 and 2013	73
Consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012	74
Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the years ended December 31, 2014, 2013 and 2012	75
Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012	76
Notes to consolidated financial statements	77

Report of independent registered public accounting firm

The Board of Directors and
Stockholders of Everyday Health, Inc.

We have audited the consolidated balance sheets of Everyday Health, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everyday Health, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 5, 2015

Everyday Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$50,729	$16,242
Accounts receivable, net of allowance for doubtful accounts of $637 and $530 as of December 31, 2014 and 2013, respectively	68,007	49,373
Deferred tax asset	656	133
Prepaid expenses and other current assets	5,529	7,822

Total current assets	124,921	73,570
Property and equipment, net	25,502	21,095
Goodwill	127,115	82,153
Intangible assets, net	30,716	9,735
Other assets	5,237	5,729

Total assets	$313,491	$192,282

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$31,722	$34,378
Deferred revenue	6,740	6,808
Current portion of long-term debt	3,000	1,333
Other current liabilities	965	830

Total current liabilities	42,427	43,349
Long-term debt	87,000	70,000
Deferred tax liabilities	6,673	5,199
Other long-term liabilities	4,105	4,937
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (Series A-G), net of expenses, $0.01 par value: 10,000,000 and 27,204,144 shares authorized at December 31, 2014 and 2013, respectively; no shares and 26,820,270 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	158,766
Stockholders’ equity (deficit):
Common stock, $0.01 par value: 90,000,000 and 45,000,000 shares authorized at December 31, 2014 and 2013, respectively; 31,489,196 and 5,366,478 shares issued and outstanding at December 31, 2014 and 2013, respectively	314	54
Treasury stock	(55)	(55)
Additional paid-in capital	292,117	33,726
Accumulated deficit	(119,090)	(123,694)

Total stockholders’ equity (deficit)	173,286	(89,969)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$313,491	$192,282

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012

Revenues
Advertising and sponsorship revenues	$166,465	$134,893	$109,956
Premium services revenues	17,860	20,957	23,536
Video production fees	—	—	5,000

Total revenues	184,325	155,850	138,492

Operating expenses:
Cost of revenues	49,296	43,338	40,543
Sales and marketing	48,605	44,385	38,603
Product development	44,541	43,759	45,676
General and administrative	30,041	27,462	25,874

Total operating expenses	172,483	158,944	150,696
Income (loss) from operations	11,842	(3,094)	(12,204)
Interest expense, net	(3,711)	(8,442)	(4,898)
Other expense	(4,114)	(359)	(1,069)

Income (loss) from continuing operations before provision for income taxes	4,017	(11,895)	(18,171)
Benefit (provision) for income taxes	8,666	(1,102)	(1,026)

Income (loss) from continuing operations	12,683	(12,997)	(19,197)
Loss from discontinued operations, net of tax	—	(5,239)	(3,257)

Net income (loss)	12,683	(18,236)	(22,454)
Series G preferred stock deemed dividend	(8,079)	—	—

Net income (loss) attributable to common stockholders	$4,604	$(18,236)	$(22,454)

Basic net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$0.19	$(2.55)	$(4.01)
Net loss attributable to common stockholders from discontinued operations, net of tax	—	(1.03)	(0.68)

Net income (loss) attributable to common stockholders	$0.19	$(3.57)	$(4.69)

Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$0.17	$(2.55)	$(4.01)
Net loss attributable to common stockholders from discontinued operations, net of tax	—	(1.03)	(0.68)

Net income (loss) attributable to common stockholders	$0.17	$(3.57)	$(4.69)

Weighted-average common shares outstanding:
Basic	24,259,395	5,103,351	4,791,474
Diluted	26,911,782	5,103,351	4,791,474

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Redeemable Convertible Preferred Stock
And Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock		Treasury stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2011	26,820,270	$158,766	4,709,010	$47	$—	$18,831	$(83,004)	$(64,126)
Exercise of stock options	—	—	46,505	1	—	167	—	168
Warrant issued in connection with credit facility	—	—	—	—	—	3,452	—	3,452
Issuance of common stock	—	—	105,340	1	—	699	—	700
Stock-based compensation expense related to employee stock options	—	—	—	—	—	3,610	—	3,610
Net loss	—	—	—	—	—	—	(22,454)	(22,454)

Balance at December 31, 2012	26,820,270	158,766	4,860,855	49	—	26,759	(105,458)	(78,650)
Exercise of stock options	—	—	183,501	2	—	787	—	789
Warrant issued in connection with credit facility	—	—	—	—	—	149	—	149
Issuance of common stock	—	—	330,022	3	—	2,992	—	2,995
Purchase of treasury stock	—	—	(7,900)	—	(55)	—	—	(55)
Stock-based compensation expense related to employee stock options	—	—	—	—	—	3,039	—	3,039
Net loss	—	—	—	—	—	—	(18,236)	(18,236)

Balance at December 31, 2013	26,820,270	158,766	5,366,478	54	(55)	33,726	(123,694)	(89,969)
Exercise of stock options	—	—	1,139,891	11	—	7,291	—	7,302
Issuance of common stock for acquired business	—	—	65,710	1	—	918	—	919
Issuance of common stock in connection with employee stock purchase plan	—	—	138,184	1	—	1,591	—	1,592
Stock-based compensation expense	—	—	—	—	—	9,100	—	9,100
Warrant issued in connection with website partner agreement	—	—	—	—	—	1,131	—	1,131
Issuance of common stock in connection with IPO, net of $8,848 issuance costs	—	—	5,676,414	57	—	70,565	—	70,622
Conversion of preferred stock	(26,820,270)	(158,766)	18,457,235	184	—	158,582	—	158,766
Series G preferred stock deemed dividend	—	—	—	—	—	8,079	(8,079)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	—	1,140	—	1,140
Exercise of warrants	—	—	645,284	6	—	(6)	—	—
Net income	—	—	—	—	—	—	12,683	12,683

Balance at December 31, 2014	—	$—	31,489,196	$314	$(55)	$292,117	$(119,090)	$173,286

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$12,683	$(18,236)	$(22,454)
Less loss from discontinued operations, net of tax	—	(5,239)	(3,257)

Income (loss) from continuing operations	12,683	(12,997)	(19,197)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	14,943	15,450	14,602
Amortization of video and television costs	—	632	6,430
Provision for doubtful accounts	315	62	69
Stock-based compensation	9,100	2,969	3,532
Amortization and write-off of deferred financing costs	4,389	1,646	1,756
Loss on disposals of property and equipment	—	1,261	—
(Benefit) provision for deferred income taxes	(9,071)	962	931
Changes in operating assets and liabilities:
Accounts receivable	(12,437)	(10,683)	(3,200)
Prepaid expenses and other current assets	1,489	(2,725)	(246)
Additions to video and television costs	—	(453)	(5,876)
Accounts payable and accrued expenses	(1,942)	7,529	(28)
Deferred revenue	(68)	1,744	(5,171)
Other current liabilities	58	(426)	171
Other long-term liabilities	581	951	364

Net cash provided by (used in) operating activities from continuing operations	20,040	5,922	(5,863)
Net cash used in operating activities from discontinued operations	—	(4,250)	(2,919)

Net cash provided by (used in) operating activities	20,040	1,672	(8,782)
Cash flows from investing activities
Additions to property and equipment, net	(14,754)	(10,654)	(12,909)
Proceeds from sale of business	400	600	—
Payment for business purchased, net of cash acquired	(65,000)	(6,736)	(2,627)
Payment of security deposits and other assets	131	(717)	4

Net cash used in investing activities	(79,223)	(17,507)	(15,532)
Cash flows from financing activities
Net proceeds from common stock issuance	70,622	—	—
Proceeds from the exercise of stock options	7,939	101	168
Repayments of principal under former revolver credit facility	(30,000)	(850)	(1,500)
Borrowings under former revolver credit facility	—	7,350	6,560
Repayment of principal under former term loan facility	(41,333)	(2,833)	(17,833)
Borrowings under former term loan facility	—	5,000	35,000
Borrowings under revolver credit facility	62,300	—	—
Repayment of principal under revolver credit facility	(32,300)	—	—
Borrowings under term loan facility	61,000	—	—
Repayment of principal under term loan facility	(1,000)	—	—
Principal payments on capital lease obligations	(659)	(456)	(86)
Payments of credit facility financing costs	(2,899)	(68)	(1,345)
Payment for purchase of treasury stock	—	(55)	—

Net cash provided by financing activities	93,670	8,189	20,964

Net increase (decrease) in cash and cash equivalents	34,487	(7,646)	(3,350)
Cash and cash equivalents, beginning of year	16,242	23,888	27,238

Cash and cash equivalents, end of year	$50,729	$16,242	$23,888

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current business factors and other available information. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition and deferred revenue, allowance for doubtful accounts, internal software development costs and website development costs, valuation of long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the December 31, 2014 presentation.

Initial Public Offering

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $70,622, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling $8,848. As a result of the IPO, the Company’s common stock, redeemable convertible preferred stock, additional paid-in capital, and stock options and warrants to purchase stock changed as follows (collectively, the “IPO- Related Transactions”): (i) the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, (ii) all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision (refer to Note 10), (iii) certain selling stockholders exercised stock options and warrants for an aggregate of 339,053 shares of common stock, (iv) 149,839 shares of common stock were issued upon the automatic net exercise of a warrant, and (v) outstanding warrants to purchase 222,977 shares of redeemable convertible preferred stock automatically converted into warrants to purchase an aggregate of 148,650 shares of

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

common stock, which resulted in the reclassification of the preferred stock warrant liability of $1,140 to additional paid-in capital.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents principally consist of the Company’s investment in U.S. Treasury securities and other money market funds. The fair value of these investment funds is based on quoted market prices, which are Level 1 inputs, pursuant to the fair value accounting standard, which establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Video and Television Costs

The Company entered into agreements during 2011 and 2012 for the creation and production of a health/wellness television series, a recipe/food television series and a YouTube health channel. Video and television costs related to these productions are stated at the lower of cost, less accumulated amortization, or fair value in the consolidated balance sheets. The amount of capitalized video and television costs recognized in operating expense for a given period is determined using the film forecast computation method. Under this method, the amortization of capitalized costs is based on the proportion of the production’s revenues recognized for such period to the production’s estimated remaining ultimate revenues. All video and television costs relating to these productions were fully amortized as of December 31, 2013. Amortization expense of video and television costs, aggregating $632 and $6,430 for the years ended December 31, 2013 and 2012, respectively, is included in product development expense in the consolidated statements of operations.

Internal Software Development Costs

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

Website Development Costs

The Company incurs costs to develop its website applications. The Company expenses all costs that relate to the planning and post-implementation phases of website development as product development expense. Costs incurred in the application development phase, consisting principally of third-party consultants and related charges, and the costs of content determined to provide a future economic benefit, are capitalized. Upon completion, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is generally three years.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

Goodwill

Goodwill represents the excess cost over fair value of the identifiable net assets of acquired businesses.

Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.

An initial qualitative analysis is performed evaluating whether any events and circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this analysis, indicators deem it more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step quantitative impairment test is performed; otherwise, no further step is required.

If and when needed to complete the two-step quantitative assessment, the fair value of goodwill is estimated using a combination of an income approach based on the present value of estimated future cash flows, and a market approach examining transactions in the marketplace involving the sale of stocks of similar publicly traded companies, or the sale of entire companies engaged in operations similar to those of the Company. As the Company has one operating segment and one reporting unit, the first step of the impairment test requires a comparison of the fair value of the reporting unit, or business enterprise value as a whole, to the carrying value of the Company’s invested capital. If the carrying amount exceeds the fair value, there is indication that an impairment may exist, and a second step must be performed. If the carrying amount is less than the fair value, no indication of impairment exists, and a second step is not performed.

The evaluation of the Company’s goodwill indicated that the carrying value of the asset was less than the fair value and, accordingly, there was no impairment loss recognized for the years ended December 31, 2014, 2013 and 2012.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The intangible assets with definite lives consist principally of trade names, customer relationships and agreements with certain of the Company’s website partners. Definite-lived intangible assets are amortized over their estimated useful lives, ranging from three to ten years, using the straight-line method which approximates the pattern in which economic benefits are consumed. In accordance with its policy, the Company reviews the estimated useful lives of its intangible assets on an ongoing basis. There were no indicators of impairment of the Company’s long-lived assets during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded impairment charges of $1,190 related to the consolidation and reorganization of certain website content and tools. This $1,190 charge is included in product development expense in the accompanying consolidated statements of operations. There were no indicators of impairment of the Company’s long-lived assets during the year ended December 31, 2012.

Revenue Recognition and Deferred Revenue

The Company generates its revenue from advertising and sponsorships, premium services, including subscriptions and licensing fees, and, to a lesser extent, video production fees. Advertising revenue is recognized in the period in which the advertisement is delivered. Revenue from sponsorships is recognized over the period the Company substantially satisfies its contractual obligations as required under the respective sponsorship agreements. When contractual arrangements

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In instances where individual deliverables are not sold separately, or when third-party evidence is not available, fair value is determined based on management’s best estimate of selling price.

Subscriptions are generally paid in advance on a monthly, quarterly or annual basis. Subscription revenue, after deducting refunds and charge-backs, is recognized on a straight-line basis ratably over the subscription periods. Licensing revenue is generally recognized over the life of the contract. Video production fee revenue is recognized as the video content is completed and delivered to the customer.

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

Royalty expense amounted to $20,937, $18,673 and $12,898 for the years ended December 31, 2014, 2013 and 2012, respectively.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels for search engine and database marketing, and display and television advertising. These media activities are attributable to revenue-generating and audience aggregation events, designed to increase the audience to the websites the Company operates, increase the number of subscribers to premium services and grow the Company’s registered user base. Media costs totaled $24,973, $22,437 and $23,841 for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Expense

In connection with the refinancing of its credit facilities in 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 2014. In connection with the refinancing of its credit facilities in 2012, the Company wrote-off unamortized deferred financing costs totaling $1,069, which is reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Income Taxes

The Company accounts for taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial statement reporting basis of assets and liabilities.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

settled. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. As a result of the Company’s historical operating performance and the cumulative net losses incurred to date, the Company does not have sufficient objective evidence to support the recovery of the net deferred tax assets. Accordingly, the Company has established a valuation allowance against net deferred tax assets for financial reporting purposes to the extent it is determined that such deferred tax assets are not more likely than not to be realized.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more likely than not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Comprehensive Income (Loss)

Other than the Series G preferred stock deemed dividend reflected in the accompanying statement of operations for the year end December 31, 2014 (see Note 10), the Company has no items of other comprehensive income (loss).

Fair Value of Financial Instruments

Due to their short-term maturities, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value. Cash equivalents principally consist of the Company’s investment in U.S. Treasury securities and other highly liquid money market funds. The fair value of these investment funds is based on quoted market prices, which are Level 1 inputs, pursuant to the fair value accounting standard, which establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the Company’s debt approximates the recorded amounts as the interest rates on the credit facilities are based on market interest rates.

Stock-Based Compensation

The Company accounts for all share-based payments, including grants of employee stock options, based on the fair value of the award measured at the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock option awards. Stock-based compensation expense is recognized over the period during which the recipient provides services, generally the vesting period.

Business Concentrations, Accounts Receivable and Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and cash equivalents includes U.S. Treasury securities and other money market funds.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and the ongoing credit evaluation of its customers.

For the year ended December 31, 2014, no advertising customer accounted for greater than 10% of total revenues. For the year ended December 31, 2013, one advertising customer accounted for 12% of total revenues. For the year ended December 31, 2012, no advertising customer accounted

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

for greater than 10% of total revenues. As of December 31, 2014, no advertising customers accounted for greater than 10% of total accounts receivable. As of December 31, 2013, one advertising customer accounted for 16% of accounts receivable. As many of the Company’s advertising customers work through the same advertising agencies, the Company also monitors the concentration of accounts receivable at the agency level. As of December 31, 2014, no advertising agency accounted for greater than 10% of accounts receivable. As of December 31, 2013, three advertising agencies accounted for 14%, 11% and 11% of accounts receivable, respectively.

The Company’s accounts receivable balance of $68,007 and $49,373 reflected in the accompanying balance sheets as of December 31, 2014 and 2013, respectively, include unbilled accounts receivable of $7,064 as of December 31, 2014 and $290 as of December 31, 2013. The $7,064 consists of $4,482 of unbilled accounts receivable relating to DoctorDirectory.com, Inc. contracts (see Note 3) for which billings were not issued as of December 31, 2014, and $2,582 of revenue earned on the Company’s advertising and sponsorship contracts which were not contractually billable as of such date.

An allowance for doubtful accounts is established with respect to accounts receivable that the Company has determined to be doubtful of collection, based upon factors surrounding the credit risk of customers, historical experience and other information.

The following table summarizes the activity of the allowance for doubtful accounts:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$530	$651	$835
Bad debt provision	384	251	501
Write-offs	(277)	(372)	(685)

Balance at end of year	$637	$530	$651

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, based on additional information impacting the assigned estimated fair values.

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing online health solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method, convertible preferred shares using the “if- converted” method, and employee withholdings to purchase common stock under the Company’s 2014 Employee Stock Purchase Plan, or ESPP. For the years ended December 31, 2013 and 2012, the Company had outstanding options, warrants and convertible preferred stock which were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive.

The basic and diluted net income (loss) attributable to common stockholders per common share is calculated as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$12,683	$(12,997)	$(19,197)
Loss from discontinued operations, net of tax	—	(5,239)	(3,257)

Net income (loss)	12,683	(18,236)	(22,454)
Series G preferred stock deemed dividend	(8,079)	—	—

Net income (loss) attributable to common stockholders	$4,604	$(18,236)	$(22,454)

Denominator:
Weighted-average number of common shares outstanding for basic net income (loss) attributable to common stockholders per common share	24,259,395	5,103,351	4,791,474

Dilutive securities:
Stock option awards (1)	2,235,059	—	—
Warrants to purchase common stock	412,305	—	—
Employee stock purchase plan	5,023	—	—

Total weighted-average diluted shares	26,911,782	5,103,351	4,791,474

Basic net income (loss) attributable to common stockholders per common share:
Income (loss) from continuing operations	$0.19	$(2.55)	$(4.01)
Loss from discontinued operations, net of tax	—	(1.03)	(0.68)

Net income (loss) attributable to common stockholders	$0.19	$(3.57)	$(4.69)

Diluted net income (loss) attributable to common stockholders per common share:
Income (loss) from continuing operations	$0.17	$(2.55)	$(4.01)
Loss from discontinued operations, net of tax	—	(1.03)	(0.68)

Net income (loss) attributable to common stockholders	$0.17	$(3.57)	$(4.69)

(1)	The weighted-average diluted shares for the year ended December 31, 2014 excludes a weighted-average number of stock options of 1,337,766 which were anti-dilutive.

Foreign Currency

The financial statements and transactions of the Company’s foreign subsidiary are maintained in its local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using average exchange rates during the year. Foreign currency gains

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

or losses are included in the consolidated statements of operations and were not material in any of the periods presented.

Recently Issued and Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for income taxes. This amendment requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The Company adopted this amended guidance beginning in the quarter ended March 31, 2014. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. This amendment will be effective for the first annual reporting period beginning after December 15, 2015. The Company does not expect the impact of the adoption of this guidance to be material to the consolidated financial statements.

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This amendment is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Current GAAP does not contain explicit guidance on how to account for such share-based payments. This updated guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of the adoption of this guidance to be material to the consolidated financial statements.

3. Acquisitions

In November 2014, the Company acquired all of the outstanding equity of DoctorDirectory.com, Inc., a South Carolina corporation (“DD”), which provided pharmaceutical companies with multi-channel interactive marketing services that target healthcare professionals, for a cash purchase price of $65,000. The Company expects that the DD acquisition will enable the Company to significantly increase the number of healthcare professionals it reaches, deepen and broaden its relationships with pharmaceutical companies, gain valuable expertise across sales, marketing and data and analytics, and introduce new products and services to healthcare professionals. As of December 31, 2014, all purchase price obligations were settled, subject to any working capital adjustments that may arise.

For the year ended December 31, 2014, acquisition-related costs of $183 are included in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

respective fair values. The results of operations of DD have been included in the consolidated financial statements of the Company from November 12, 2014, the closing date of the acquisition.

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed based on their fair values on the acquisition date. The fair values presented are based on a preliminary valuation and are subject to adjustment during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Accounts receivable	$6,513
Deferred tax asset	81
Other current assets	232
Property and equipment	1,612
Goodwill	44,962
Intangible assets	23,500
Accounts payable and accrued expenses	(1,798)
Deferred tax liability	(10,102)

Total consideration paid	$65,000

The following table presents the Company’s pro forma consolidated revenues and net income (loss) for the years ended December 31, 2014 and 2013. The unaudited pro forma results include the historical consolidated statements of operations of the Company and DD, giving effect to the DD acquisition, and related financing transactions, as if they had occurred at the beginning of the earliest period presented.

	Unaudited Pro Forma Results Year Ended December 31,
	2014	2013
Revenues	$201,335	$172,877
Net income (loss)	$4,640	$(12,425)

The unaudited pro forma results include: (i) amortization expense associated with acquired intangible and technology assets; (ii) incremental interest expense related to additional borrowings on the Company’s Credit Facility in connection with financing the DD acquisition, and amortization of related deferred financing costs (see Note 9); (iii) elimination of stock-based compensation expenses related to the pre-acquisition period; (iv) elimination of transaction costs incurred related to the acquisition; and (v) elimination of DD’s historical federal tax provision for the year ended December 31, 2013, as the combined entity would have a loss before provision for income taxes for the year. Additionally, the unaudited pro forma combined net income for the year ended December 31, 2014 includes a pro forma adjustment to eliminate a one-time benefit recorded to the provision for income taxes of $10,033 (see Note 12) which resulted from reducing the deferred tax valuation allowance related to acquired intangible and other assets. The benefit is excluded from the unaudited pro forma results as it will not have a continuing impact on the combined results.

The unaudited pro forma results give effect to pro forma events that are (1) directly attributable to the assumed acquisition, (2) factually supportable, and (3) with respect to the combined statements of operations, expected to have a continuing impact on the combined results. Additionally, the unaudited pro forma adjustments are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in the future. The actual results reported by the combined company in periods following the acquisition may differ significantly from those reflected

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

in the pro forma results for a number of reasons, including cost saving synergies from operating efficiencies and the effect of the incremental costs incurred to integrate the two companies.

In September 2012, the Company acquired all of the outstanding equity of EQAL, Inc., a Delaware corporation (“EQ”), which managed digital media properties for various brands and celebrities. The EQ acquisition enabled the Company to expand its core lifestyle offerings by exploiting EQ’s expertise in branded digital content, scripted video, social marketing and celebrity influence. The purchase price was valued at $9,657, consisting of $6,736 in cash and shares of common stock valued at $2,921. The cash and stock amounts due to the former EQ stockholders were payable in installments during 2013. As of December 31, 2013, all such purchase price obligations were settled.

For the year ended December 31, 2012, acquisition-related costs of $89 are included in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. The results of operations of EQ have been included in the consolidated financial statements of the Company from September 21, 2012, the closing date of the acquisition. Pro forma consolidated results of operations giving effect to this acquisition would not vary materially from historical results.

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid:

Cash	$174
Accounts receivable	1,167
Other current assets	237
Property and equipment	18
Goodwill	9,904
Intangible assets	1,130
Other assets	26
Accounts payable and accrued expenses	(1,819)
Deferred revenue	(625)
Other current liabilities	(555)

Total consideration paid	$9,657

During 2013, the merger agreement with EQ was amended with respect to the contingent earn-out provisions. Pursuant to the amendments, the former stockholders and founders of EQ were eligible to receive up to $5,000 based on the Company’s achievement of certain revenue and operating income targets during 2013. The Company records any such earn-outs as compensation expense for the applicable periods. For the year ended December 31, 2013, the Company incurred $2,211 of such expense, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The earn-out payment, which was payable in cash and shares of the Company’s common stock, was settled in full during the year ended December 31, 2014.

4. Discontinued Operations

In November 2013, the Board of Directors approved a plan to sell the Doctor Solutions business, which provided online directories and other marketing services to healthcare professionals. By the end of 2013, the Company identified a buyer and completed the sale, at a price of $1,000. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from the Company’s ongoing business after the sale. As such, the operating results, along

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

with the loss on sale, have been reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2013 and 2012. As the sale was completed during 2013, there were no results from discontinued operations to report for the year ended December 31, 2014. The loss from discontinued operations was comprised of the following:

	Year ended December 31,
	2013	2012
Revenues	$7,116	$7,794
Loss from operations	$(3,971)	$(3,257)
Loss on sale	(1,268)	—

Loss from discontinued operations before tax	(5,239)	(3,257)
Income tax (provision) benefit	—	—

Net loss from discontinued operations	$(5,239)	$(3,257)

No benefit for income taxes was provided as the Company recorded a full valuation allowance against the NOLs generated by the discontinued operations.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
Prepaid royalties	$1,225	$1,195
Initial public offering costs	—	1,083
Prepaid marketing	422	714
Amount due from buyer of business	—	400
Restricted cash	—	500
Other	3,882	3,930

Total	$5,529	$7,822

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Computer equipment and purchased software	$12,402	$10,529
Internally developed software	37,226	28,486
Acquired technology	1,957	927
Furniture, fixtures and office equipment	2,978	2,858
Leasehold improvements	6,381	6,296
Website development costs	25,292	20,425

	86,236	69,521
Less accumulated depreciation and amortization	(60,734)	(48,426)

Total	$25,502	$21,095

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $8,870, $7,416 and $7,279, respectively, of internally developed software costs. Unamortized internally

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

developed software was $13,078 and $10,882 as of December 31, 2014 and 2013, respectively. Amortization expense of internally developed software was $6,583, $5,198 and $4,196 for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation and amortization expense related to property and equipment is classified as follows in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Sales and marketing	$1,286	$1,183	$1,065
Product development	10,811	10,325	9,324
General and administrative	327	350	423

Total depreciation and amortization	$12,424	$11,858	$10,812

7. Goodwill and Other Intangible Assets

During the year ended December 31, 2014, goodwill of $44,962 and definite-lived intangible assets of $23,500 were recorded in connection with the DD acquisition (see Note 3). Included in the goodwill is $10,033 recorded in connection with a deferred tax liability recognized upon acquisition, related to basis differences in acquired intangible assets (see Note 12). Intangible assets acquired in connection with the DD acquisition consist of customer relationships of $15,390 and trade names of $8,110, which have estimated useful lives of 10 years and 7 years, respectively.

During the year ended December 31, 2013, goodwill increased by $321 during the subsequent measurement period from purchase price adjustments related to the EQ acquisition. In connection with the sale of the Doctor Solutions business in 2013, goodwill of $235 and intangible assets with an unamortized balance on the date of sale of $1,547 were written off as part of the loss on sale of discontinued operations (see Note 4).

During the year ended December 31, 2012, goodwill of $9,583 and definite-lived intangible assets of $1,130 were recorded in connection with the EQ acquisition (see Note 3).

Intangible assets consist of the following:

	December 31, 2014				December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Weighted- average remaining useful life(a)	Gross carrying amount	Accumulated amortization	Net	Weighted- average remaining useful life(a)
Customer relationships	$27,300	$(11,247)	$16,053	9.5	$11,910	$(10,481)	$1,429	2.9
Other intangibles	3,900	(3,482)	418	0.7	3,900	(2,925)	975	1.7
Trade names	18,615	(4,370)	14,245	6.5	10,505	(3,174)	7,331	7.0

Total	$49,815	$(19,099)	$30,716		$26,315	$(16,580)	$9,735

(a)

The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $2,519, $3,592 and $3,790 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:

2015	$4,635
2016	3,945
2017	3,937
2018	3,748
2019	3,748
Thereafter	10,703

Total	$30,716

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
Accounts payable	$8,563	$8,459
Accrued compensation	8,260	8,282
Accrued acquisition earn-outs	1,425	3,639
Accrued royalties	5,991	6,589
Accrued media and licensed content	3,716	3,178
Accrued interest	408	943
Accrued professional fees	718	872
Other accrued expenses	2,641	2,416

Total	$31,722	$34,378

9. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility as described further below. The credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with the DD acquisition (see Note 3), the credit facility was amended and restated (as amended and restated, the “Credit Facility”), which, among other things, (i) increased the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increased the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extended the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effected certain modifications to the covenants and terms as set forth in the Credit Facility agreement.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of December 31, 2014, the interest rate on the Credit Facility was 3.48%. As of December 31, 2014, there was $60,000 outstanding on the Term Loan and $30,000 outstanding on the Revolver.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of December 31, 2014.

Maturities of debt outstanding as of December 31, 2014 are as follows:

2015	$3,000
2016	6,000
2017	6,000
2018	6,000
2019	69,000

Total	$90,000

In connection with the credit facility financing in March 2014 discussed above, the Company repaid all outstanding borrowings under its former credit facilities, and such credit facilities were terminated. In March 2014, the Company wrote-off unamortized deferred financing costs of $2,845 and prepayment fees of $1,016 related to the former credit facilities, which is reflected in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Prior to termination of the former credit facilities, the Company maintained a credit facility, which was entered into in September 2010 and was amended in 2011, 2012 and 2013. This former credit facility (as amended, the “Former Credit Facility”) consisted of a revolving facility and a term loan. Under the Former Credit Facility, the maximum amount that could be outstanding under the revolver was the lesser of $30,000 and 80% of eligible accounts receivable. The maximum amount that could be outstanding under the term loan was $8,500. The repayment terms of the revolver, as amended, provided for monthly interest payments, with the principal being due in September 2015. The repayment terms for the term loan, as amended, provided for monthly interest payments, with principal payments commencing in April 2011 and ending in December 2014.

At December 31, 2013, the outstanding borrowings under the revolver and term loan components of the Former Credit Facility amounted to $30,000 and $1,333, respectively. At December 31, 2013, the interest rate on the revolver was Wall Street Journal Prime Rate (“WSJ Prime rate”) plus 2.0%, or 5.25%. At December 31, 2013, the interest rate on the term loan was the WSJ Prime rate plus 3.25%, or 6.50%.

In addition to the Former Credit Facility, the Company also previously maintained a subordinated credit facility, consisting of a 54-month term loan (the “Initial Subordinated Facility”). Under the Initial Subordinated Facility, the maximum amount that could be outstanding was $15,000, and the interest rate was 13.0%. In October 2012, the Company entered into a new subordinated facility with the lender of the Former Credit Facility and an unrelated third party (the “Subordinated Facility”), and repaid all outstanding borrowings under the Initial Subordinated Facility, and such facility was terminated.

The Subordinated Facility consisted of a 36-month $35,000 term loan. The repayment terms for the Subordinated Facility provided for monthly interest payments commencing in November 2012

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

and ending in November 2015. The principal amount was payable in full in October 2015. The interest rate for the Subordinated Facility was 14.0%.

During the year ended December 31, 2013, the Company entered into a loan modification to the Subordinated Facility, which consisted of a $5,000 increase to the term loan, with such additional amount being payable in full in November 2016. At December 31, 2013, outstanding borrowings under the Subordinated Facility, as amended, amounted to $40,000.

The Former Credit Facility and Subordinated Facility contained certain financial and operational covenants, including restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the ability of the Company to pay dividends and make other distributions. The Company was in compliance with the financial and operational covenants of the Former Credit Facility and Subordinated Facility as of December 31, 2013 and 2012.

In connection with the credit facilities that were in place prior to 2014, the Company issued to the lenders warrants to purchase a total of: (i) 592,501 shares of common stock at $0.015 per share, (ii) 112,959 shares of Series F redeemable convertible preferred stock at $7.61 per share, and (iii) 110,018 shares of Series C redeemable convertible preferred stock at $3.27 per share. Each of the above warrants were immediately exercisable and, accordingly, the Company calculated the fair value of the warrants using the Black-Scholes option pricing model and recorded deferred financing costs related to the issuances of the warrants in the respective periods. In April 2014, in connection with the closing of the Company’s IPO, the above warrants to purchase 222,977 shares of preferred stock were converted into warrants to purchase an aggregate of 148,650 shares of common stock. This conversion resulted in the warrant liability of $1,140 being reclassified to additional paid-in capital.

The Company incurred financing costs of $2,899, $68 and $1,345 during the years ended December 31, 2014, 2013 and 2012, respectively, which, along with the fair value of warrants, have been deferred and amortized using the effective interest rate method through the final maturities of the respective credit facilities. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. Amortization expense relating to the deferred financing costs was $528, $1,646 and $687 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

10. Common Stock and Redeemable Convertible Preferred Stock

As of December 31, 2014 and 2013, respectively, there were no shares and 26,820,270 shares of redeemable convertible preferred stock issued and outstanding. The redeemable convertible preferred stock, Series A-G (collectively, the “Preferred Stock”), which was outstanding at the time of the Company’s IPO, fully converted to common stock in connection with the IPO (see Note 1). Such Preferred Stock had the following characteristics:

Conversion

Each share of Preferred Stock was convertible at the option of the holder, at any time, into such number of fully paid shares of the Company’s common stock equal to the applicable original issue price for such share of Preferred Stock divided by the applicable conversion price for such share of Preferred Stock then in effect. As of December 31, 2013, the original issue prices and the conversion prices for each series of Preferred Stock were as follows: $0.50 for Series A, $1.77 for Series B, $3.27 for Series C, $6.87 for Series D, $7.98 for Series E, $7.61 for Series F and $9.00 for Series G (prior to giving effect to a 1-for-1.5 reverse stock split of the Company’s common stock implemented on March 14, 2014 in connection with the IPO). The conversion prices for each series

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

of Preferred Stock were subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or other similar recapitalizations, and issuance of capital stock at a price below the conversion price in effect for such series of redeemable convertible preferred stock. The conversion price for the Series G convertible preferred stock was also subject to further adjustment in the event of an IPO with a public offering price of less than $11.88 per share.

Dividends

The holders of Preferred Stock were entitled to receive, when and as declared by the Board of Directors and out of funds legally available, non-cumulative dividends at a rate determined by the Board of Directors, payable in preference and priority to the payment of any dividends on common stock. Through December 31, 2014, no dividends were declared or paid by the Company.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding Preferred Stock would receive, in preference to any payments to the holders of common stock, an amount (i) for the Preferred Stock other than the Series G, equal to the original issue price for such series of Preferred Stock (except that the holders of Series E would receive $1.77 per share in lieu of the original issue price) plus all declared but unpaid dividends and (ii) for the Series G, equal to the original issue price for the Series G, plus an amount per share per annum equal to $0.90 compounded annually (subject to a maximum amount, including the original issue price for the Series G, equal to $12.15), plus all declared but unpaid dividends (“Preferential Payments”).

After all Preferential Payments, the remaining assets of the Company would be distributed among the holders of the shares of Series A, Series C, Series D and common stock, pro rata, based on the number of shares held on an “as-if converted” basis (except that the holders of shares of Series C and Series D would not receive more than an aggregate of $6.54 and $10.30, respectively, including Preferential Payments).

Voting

Each holder of Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Preferred Stock were convertible at the time of such vote and would vote together with the holders of common stock on any matters presented to the stockholders for their consideration. In addition, the holders of Preferred Stock were entitled to vote separately from the common stock to elect six members of the Board of Directors and to approve certain specified matters. On all matters in which the holders of Preferred Stock were entitled to vote separately, the holders of Series E could not cast more than 28.5% of the votes (the “Series E Reduced Voting”).

Redemption

Redemption rights issued in connection with the Series C were extended to the holders of the Series A and Series B in February 2006, with the right to require redemption commencing 60 days after receipt by the Company of a notice by the holders of Preferred Stock on or after February 2011. Redemption rights were also issued to the holders of the Series D, with the right to require redemption commencing 60 days after receipt by the Company of a notice by the holders of Preferred Stock on or after August 2012.

Concurrent with the issuance of the Series D, the holders of the Series A, Series B and Series C agreed to modify their redemption rights so that the right to require redemption commenced

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

60 days after receipt by the Company of a notice by the holders of Preferred Stock on or after August 2012. Concurrent with the issuance of the Series F, the holders of Series A, Series B, Series C, Series D and Series E agreed to modify their redemption rights so that the right to require redemption required approval of at least 56% of the outstanding Preferred Stock (subject to the Series E Reduced Voting), commencing 60 days after receipt by the Company of a notice by the holders of Preferred Stock on or after October 15, 2013.

Concurrent with the issuance of the Series G, (i) the holders of Series A, Series B, Series C, Series D, Series E and Series F agreed to modify their redemption rights so that the right to require redemption required approval of at least 56% of the outstanding Series A, Series B, Series C, Series D, Series E and Series F (subject to the Series E Reduced Voting), and (ii) the holders of a majority of the Series G were given the right to require redemption, in each case, commencing not less than 75 days and not more than 90 days (subject to certain modifications, as set forth in the Company’s certificate of incorporation) after receipt by the Company of a notice by such holders of Preferred Stock on or after November 10, 2016. Accordingly, (i) at the option of 56% of the holders of Series A, Series B, Series C, Series D, Series E and Series F (subject to the Series E Reduced Voting), each share of Series A, Series B, Series C, Series D, Series E and Series F became redeemable at a price equal to the applicable original issue price per such share of Preferred Stock, plus all declared but unpaid dividends thereon, commencing not less than 75 days and not more than 90 days (subject to certain modifications, as set forth in the Company’s certificate of incorporation) after receipt by the Company of a notice by the holders of such Preferred Stock on or after November 10, 2016, and (ii) at the option of a majority of the holders of Series G, each share of Series G became redeemable at a price equal to the applicable original issue price per share of Series G, plus all declared but unpaid dividends thereon, commencing not less than 75 days and not more than 90 days (subject to certain modifications, as set forth in the Company’s certificate of incorporation) after receipt by the Company of a notice by the holders of Series G on or after November 10, 2016. In addition, for as long as any share of Series G was not redeemed after the date on which the Company had the obligation to redeem such share, interest at the rate of 15% per annum would accrue on the redemption price of such share of Series G, which interest would be payable quarterly in arrears.

The Company recorded its Preferred Stock outside of permanent equity because the redemption feature was not solely within the control of the Company.

In March 2014, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 1-for-1.5 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock and per share amounts contained in the Company’s consolidated financial statements and related notes thereto have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on March 14, 2014.

In April 2014, in connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that amended and restated in its entirety the Company’s certificate of incorporation to, among other things, increase the total number of shares of the Company’s common stock that the Company is authorized to issue to 90,000,000, eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), and to authorize up to 10,000,000 shares of undesignated preferred stock that may be issued from time to time with terms to be set by the Company’s Board of Directors, which rights could be senior to those of the Company’s common stock.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

In connection with the IPO, all of the Company’s redeemable convertible preferred stock converted into common shares, which is discussed below in further detail. There was no redeemable convertible preferred stock outstanding at December 31, 2014.

The number of shares of the Company’s redeemable convertible preferred stock was not adjusted in connection with the 1-for-1.5 reverse stock split of common stock referred to above. The Company’s redeemable convertible preferred stock consisted of the following at December 31, 2013:

	Shares		Stated value, net of expenses	Liquidation preference
	Authorized	Issued and outstanding
Redeemable convertible preferred stock:
Series A	3,450,000	3,450,000	$1,053	$1,725
Series B	2,547,252	2,547,252	4,413	4,500
Series C	1,943,651	1,833,633	5,882	6,000
Series D	3,934,855	3,934,855	25,354	27,027
Series E	8,930,966	8,930,966	71,250	15,789
Series F	3,064,087	2,951,128	22,468	22,468
Series G	3,333,333	3,172,436	28,346	37,118

Total	27,204,144	26,820,270	$158,766	$114,627

Conversion of the Redeemable Convertible Preferred Stock

In connection with the March 14, 2014 1-for-1.5 reverse stock split, the conversion prices for each series of redeemable convertible preferred stock were subject to a 1-for-1.5 adjustment. As a result, upon the closing of the IPO, the 23,647,834 outstanding shares of Series A, Series B, Series C, Series D, Series E and Series F redeemable convertible preferred stock converted into a total of 15,765,223 shares of common stock. Based on this 1-for-1.5 adjustment, the conversion price for the IPO adjustment specific to the Series G shares increased from $11.88 per share to $17.82 per share. Based on the public offering price of $14.00 per share, the 3,172,436 outstanding shares of Series G convertible preferred stock converted into a total of 2,692,012 shares of common stock, including an additional 577,055 shares of common stock issued as a result of the specific Series G IPO adjustment feature or “ratchet provision.” The ratchet provision, which is treated as a deemed stock dividend for accounting purposes, was calculated as the difference between the number of shares of common stock each holder of Series G would receive upon the automatic conversion of the Series G shares and the number of shares contingently issuable just prior to the automatic conversion based on the initial conversion price multiplied by the IPO price of $14.00 per share, which represents the fair value of the common stock on the date of conversion. In April 2014, the Company recorded a one-time $8,079 non-cash preferred stock deemed dividend related to the issuance of additional common shares resulting from the ratchet provision. Such non-cash preferred stock deemed dividend results in a decrease to net income to arrive at net income attributable to common stockholders and, consequently, results in an adjustment to the Company’s computation of net income per share attributable to common stockholders.

Issuance of Common Stock Warrant

In March 2014, the Company issued to one of its website partners a warrant to purchase 100,000 shares of common stock at $0.015 per share, in connection with the website partner agreeing to extend the advertising representation agreement by two years. The warrant was immediately exercisable and, accordingly, the Company calculated the fair value of the warrant using the Black-Scholes option pricing model and recorded $1,131 of deferred costs related to the issuance during

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

the year ended December 31, 2014, which will be amortized to the Company’s operating results over the remaining life of the agreement.

Authorized Capital

As of December 31, 2014, the Company was authorized to issue 90,000,000 shares of its common stock and 10,000,000 shares of its preferred stock. As of December 31, 2014, the Company has reserved for issuance no shares under its 2003 Stock Option Plan, 347,371 shares under its 2014 Equity Incentive Plan and 361,816 shares for future issuance under the ESPP.

11. Stock-Based Compensation

Stock Options

The Company has historically granted non-statutory stock options to employees, directors and consultants of the Company pursuant to its 2003 Stock Option Plan, as amended (the “2003 Plan”). The Board of Directors and the Company’s stockholders subsequently approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014. Upon the effectiveness of the 2014 Plan, no additional options have been or will be granted under the 2003 Plan. Under the 2014 Plan, options are granted at prices not less than the estimated fair market value of the Company’s common stock on the date of grant. The options generally vest and become exercisable over four years from the date of grant and expire after ten years. Additionally, the Company granted 112,500 performance-based awards in 2014 where such options would vest and become exercisable over approximately nine months from the date of grant, dependent upon the Company meeting certain performance criteria. The performance criteria for these options were met at less than target, which resulted in the vesting of 90,555 of such 112,500 shares on December 31, 2014. The remaining 21,945 shares were cancelled on December 31, 2014.

The aggregate number of shares of the Company’s common stock that may be issued pursuant to the 2014 Plan is the sum of (1) 200,000 shares, (2) the 388,781 shares reserved for issuance under the 2003 Plan at the time the 2014 Plan became effective, and (3) any shares subject to outstanding stock options that would otherwise have returned to the 2003 Plan (such as upon the expiration or termination of stock options prior to vesting). In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year from January 1, 2015 through January 1, 2024 by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors. As of December 31, 2014, 347,371 shares have been reserved for future issuance under the 2014 Plan.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	4,163,677	$7.43	7.25	$3,194
Granted	1,453,961	6.78
Exercised	(46,505)	3.62
Cancelled	(299,426)	8.36

Outstanding at December 31, 2012	5,271,707	7.28	7.01	10,556
Granted	901,476	9.41
Exercised	(183,501)	4.31
Cancelled	(531,891)	7.67

Outstanding at December 31, 2013	5,457,791	7.61	6.54	20,396
Granted	1,945,851	14.67
Exercised	(1,139,891)	6.41
Cancelled	(370,053)	10.52

Outstanding at December 31, 2014	5,893,698	9.94	6.48	29,249
Exercisable at December 31, 2014	3,556,287	7.84	4.90	24,731

The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $8,080, $1,146 and $218, respectively.

Proceeds from the exercise of options were $7,939, $101 and $168 for the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted-average fair value per share at date of grant for options granted during the years ended December 31, 2014, 2013 and 2012 was $7.53, $4.80 and $3.32, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Volatility	49.28%	50.32%	49.50%
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	1.92%	1.54%	1.23%
Dividend yield	—	—	—

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

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

Total stock-based compensation expense related to stock options was $7,920, $3,039 and $3,610 (including $0, $70 and $78 from discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, there was approximately $6,902 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.29 years. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $4,328, $3,668 and $3,014, respectively.

2014 Employee Stock Purchase Plan

The Company’s directors adopted, and the stockholders subsequently approved, the ESPP. The ESPP, which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee.

For the year ended December 31, 2014, employees purchased 138,184 shares for $1,592 under the ESPP, and charges incurred under the ESPP totaled $1,180. As of December 31, 2014, 361,816 shares of common stock were reserved for future issuance under the ESPP.

12. Income Taxes

The provision (benefit) from continuing operations for income taxes consists of the following:

	2014	2013	2012
Federal	$250	$—	$—
State	110	95	62
Foreign	45	45	33

Total current	405	140	95

Federal	(7,058)	749	749
State	(2,013)	213	182

Total deferred	(9,071)	962	931

Total	$(8,666)	$1,102	$1,026

The current income tax provision for the years ended December 31, 2014, 2013 and 2012 consisted of federal and state income taxes and foreign taxes. For the year ended December 31, 2014, the deferred income tax benefit includes a one-time tax benefit of $10,033 associated with the remeasurement of the valuation allowances against the Company’s deferred tax assets related to the DD acquisition (see Note 3), partially offset by a deferred tax charge relating to the basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

assets. For the years ended December 31, 2013 and 2012, the deferred income tax charge relates to basis differences in indefinite-lived intangible assets that cannot be offset by current and prior year deferred tax assets.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$40,899	$44,856
Allowance for doubtful accounts	258	148
Intangible and other assets	1,595	1,569
Deferred revenue	190	304
Stock-based compensation	9,504	7,886
Accrued expenses and other	4,038	4,348
AMT credit	250	—
Depreciation	1,722	530

Total deferred tax assets	58,456	59,641
Valuation allowance	(46,577)	(57,169)

Net deferred tax assets	11,879	2,472

Deferred tax liabilities:
Depreciation	(69)	—
Goodwill	(6,028)	(5,066)
Intangible and other assets	(11,799)	(2,472)

Total deferred tax liabilities	(17,896)	(7,538)

Net deferred tax liabilities	$(6,017)	$(5,066)

The Company has provided a valuation allowance against deferred tax assets to the extent the Company has determined that it is more likely than not that such net deferred tax assets will not be realized. In determining realizability, the Company considered numerous factors including historical profitability and reversing temporary differences, exclusive of indefinite-lived intangibles. The Company’s net deferred tax liabilities increased by $951 in 2014 due primarily to basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets.

At December 31, 2014, the Company had approximately $107,000 of U.S. federal and state net operating loss (“NOL”) carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will expire from 2020 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code, as amended. The Company’s NOL carryforwards at December 31, 2014 include $7,433 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in-capital as realized.

The difference between the tax provision computed at the statutory rate and the tax provision recorded by the Company primarily relates to the release of the valuation allowance resulting from the DD acquisition. A reconciliation between the statutory rate and the effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) at statutory rate	$1,406	$(4,163)	$(6,360)
Permanent items	885	311	236
State taxes	(1,228)	210	159
Changes in valuation allowance	(9,729)	4,744	6,991

Total (benefit) provision	$(8,666)	$1,102	$1,026

As of December 31, 2014, 2013 and 2012, there were no unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. In March 2014, an audit of the Company’s U.S. Federal tax return for the year ended December 31, 2011 commenced. As of December 31, 2014, none of the Company’s other tax returns have been examined by any income taxing authority. The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for the years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

13. Commitments and Contingencies

Operating Leases

The Company is a party to certain non-cancellable operating leases for office space. The future minimum lease commitments for these leases, which expire on various dates through 2023, net of related aggregate sublease rentals, are as follows as of December 31, 2014:

2015	$4,042
2016	3,782
2017	3,532
2018	3,328
2019	3,419
Thereafter	14,915
Sublease rentals	(2,068)

Net lease commitments	$30,950

Rent expense was approximately $3,625, $3,377 and $3,009, net of sublease income of $427, $102 and $78, for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum Guaranteed Payments

The Company has entered into certain agreements with website partners, pursuant to which the Company is required to pay minimum guaranteed payments over the term of the agreement, regardless of revenue generated by the Company. Future minimum guaranteed payments as of December 31, 2014, are as follows:

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2015	$19,095
2016	13,934
2017	12,257
2018	12,135
2019	12,322
Thereafter	22,889

Total	$92,632

Certain minimum guaranteed payments with respect to these agreements are subject to reductions if specified performance metrics are not maintained by the other party.

Contingency

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

14. Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all eligible employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974. Participants of the plan may make annual contributions up to the applicable IRS limit. The Company initiated a matching contribution to the plan commencing in 2011, for which the Company expensed $487, $409 and $339 during the years ended December 31, 2014, 2013 and 2012, respectively.

15. Related-Party Transactions

During the years ended December 31, 2013 and 2012, a consulting firm wholly-owned by one of the Company’s directors provided sales consulting services to the Company totaling $142 and $554, respectively. During the year ended December 31, 2012, the Company engaged a financial advisory firm to assist with certain financing initiatives for fees totaling $630. One of the Company’s directors was the executive chairman of the financial advisory firm until December 31, 2012.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

16. Supplemental Disclosure of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$3,734	$6,173	$3,464

Income taxes paid	341	73	55

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquired business	$919	$2,921	$700

Warrants issued in connection with credit facilities	$—	$149	$3,452

Warrants issued in connection with website partner agreement	$1,131	$—	$—

Capital lease obligations incurred	$466	$879	$869

Amounts due from stock option exercises	$43	$688	$—

17. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the notes to the consolidated financial statements.

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

18. Quarterly Financial Data (unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2014 and 2013:

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues
Advertising and sponsorship revenues	$32,692	$36,882	$37,910	$58,981
Premium services revenues	4,813	4,565	4,414	4,068

Total revenues	37,505	41,447	42,324	63,049

Operating expenses:
Cost of revenues	11,421	10,961	11,006	15,908
Sales and marketing	10,220	12,216	12,213	13,956
Product development	10,762	10,805	10,886	12,088
General and administrative	6,595	7,126	7,504	8,816

Total operating expenses	38,998	41,108	41,609	50,768

Income (loss) from operations	(1,493)	339	715	12,281
Interest expense, net	(1,863)	(585)	(500)	(763)
Other expense	(4,114)	—	—	—

Income (loss) from continuing operations before provision for income taxes	(7,470)	(246)	215	11,518
Benefit (provision) for income taxes	(289)	(349)	(365)	9,669

Net income (loss)	(7,759)	(595)	(150)	21,187
Series G preferred stock deemed dividend	—	(8,079)	—	—

Net income (loss) attributable to common stockholders	$(7,759)	$(8,674)	$(150)	$21,187

Net income (loss) attributable to common stockholders per common share:
Basic	$(1.44)	$(0.29)	$(0.00)	$0.68

Diluted	$(1.44)	$(0.29)	$(0.00)	$0.64

Weighted-average common shares outstanding:
Basic	5,403,846	29,802,970	30,404,529	31,076,588
Diluted	5,403,846	29,802,970	30,404,529	32,977,544

Everyday Health, Inc.
Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues
Advertising and sponsorship revenues	$25,380	$31,819	$29,662	$48,032
Premium services revenues	5,124	5,379	5,392	5,062

Total revenues	30,504	37,198	35,054	53,094

Operating expenses:
Cost of revenues	9,835	10,826	9,620	13,057
Sales and marketing	9,061	11,860	10,814	12,650
Product development	10,160	10,700	10,656	12,243
General and administrative	6,539	6,191	6,462	8,270

Total operating expenses	35,595	39,577	37,552	46,220
(Loss) income from operations	(5,091)	(2,379)	(2,498)	6,874
Interest expense, net	(2,129)	(2,015)	(2,125)	(2,173)
Other expense	—	—	—	(359)

(Loss) income from continuing operations before provision for income taxes	(7,220)	(4,394)	(4,623)	4,342
Provision for income taxes	(264)	(247)	(311)	(280)

(Loss) income from continuing operations	(7,484)	(4,641)	(4,934)	4,062
Loss from discontinued operations, net of tax	(1,745)	(1,596)	(397)	(1,501)

Net income (loss)	$(9,229)	$(6,237)	$(5,331)	$2,561

Basic net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$(1.52)	$(0.92)	$(0.95)	$0.78
Net loss attributable to common stockholders from discontinued operations, net of tax	(0.35)	(0.32)	(0.08)	(0.29)

Net income (loss) attributable to common stockholders	$(1.87)	$(1.24)	$(1.02)	$0.49

Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$(1.52)	$(0.92)	$(0.95)	$0.16
Net loss attributable to common stockholders from discontinued operations, net of tax	(0.35)	(0.32)	(0.08)	(0.29)

Net income (loss) attributable to common stockholders	$(1.87)	$(1.24)	$(1.02)	$0.10

Weighted-average common shares outstanding:
Basic	4,925,306	5,030,265	5,213,706	5,239,463
Diluted	4,925,306	5,030,265	5,213,706	25,398,572

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2014 fiscal year pursuant to Regulation 14A for our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, and the information to be included in the 2015 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Consolidated Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among the Registrant, DRD Acquisition Corp., DoctorDirectory.com, Inc. and Clifford Donnelly, as the Interested Holders Representative.	8-K	001-36371	2.1	November 12, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-36371	3.1	April 7, 2014
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-194097	3.4	February 24, 2014
4.1	Form of the Registrant Common Stock Certificate.	S-1	333-194097	4.1	February 24, 2014
4.2	Sixth Amended and Restated Stockholder Rights Agreement, by and between the Registrant and the investors listed on Schedule A thereto, key holders listed on Schedule B thereto and other holders listed on Schedule C thereto, dated as of November 10, 2010.	S-1	333-194097	4.2	February 24, 2014
4.3	Warrant to Purchase Shares of Series F Preferred Stock issued to Compass Horizon Funding Company LLC, dated October 8, 2009.	S-1	333-194097	4.5	February 24, 2014
4.4	Warrant to Purchase Common Stock issued to Mayo Foundation for Medical Education and Research, dated March 12, 2014.	S-1	333-194097	4.13	February 24, 2014

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated as of November 10, 2014, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.	8-K	001-36371	10.1	November 12, 2014
10.2*	2003 Stock Option Plan, as amended, and related documents.	S-1	333-194097	10.1	February 24, 2014
10.2.1*	Amendment to 2003 Stock Option Plan, dated March 22, 2013.	S-1	333-194097	10.1.1	February 24, 2014
10.2.2*	Amendment to 2003 Stock Option Plan, dated March 12, 2014.	S-1	333-194097	10.1.2	February 24, 2014
10.3*	2014 Equity Incentive Plan and related documents.	S-1	333-194097	10.2	February 24, 2014
10.4*	Everyday Health, Inc. 2014 Employee Stock Purchase Plan.	S-1	333-194097	10.14	February 24, 2014
10.5	Agreement of Lease between the Registrant and the Rector, Church-Wardens and Vestrymen of the Trinity Church in the City of New York, dated as of August 26, 2009.	S-1	333-194097	10.3	February 24, 2014
10.5.1	First Amendment to Lease, dated as of February 22, 2010.	S-1	333-194097	10.3.1	February 24, 2014
10.5.2	Second Amendment to Lease, dated as of May 1, 2010.	S-1	333-194097	10.3.2	February 24, 2014
10.5.3	Third Amendment to Lease, dated as of May 31, 2011.	S-1	333-194097	10.3.3	February 24, 2014
10.5.4	Fourth Amendment to Lease, dated as of April 1, 2012.	S-1	333-194097	10.3.4	February 24, 2014
10.6*	Form of Indemnification Agreement to be entered into with each director of the Registrant.	S-1	333-194097	10.4	February 24, 2014
10.7*	Employment Agreement between the Registrant and Benjamin Wolin, dated November 22, 2010.	S-1	333-194097	10.7	February 24, 2014
10.8*	Agreement between the Registrant and Michael Keriakos, dated December 19, 2013.	S-1	333-194097	10.8.1	February 24, 2014
10.9*	Employment Agreement between the Registrant and Brian Cooper, dated November 22, 2010.	S-1	333-194097	10.9	February 24, 2014
10.10*	Offer Letter between the Registrant and Alan Shapiro, dated October 18, 2007.	S-1	333-194097	10.10	February 24, 2014
10.11*	Offer Letter between the Registrant and Paul Slavin, dated August 17, 2011.	S-1	333-194097	10.11	February 24, 2014

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11.1*	Amendment to Offer Letter between the Registrant and Paul Slavin, dated February 25, 2013.	S-1	333-194097	10.11.1	February 24, 2014
10.12*	Agreement with Myrtle Potter & Company, LLC, dated May 1, 2011.	S-1	333-194097	10.13	February 24, 2014
10.12.1*	Agreement with Myrtle Potter & Company, LLC, dated September 10, 2012.	S-1	333-194097	10.13.1	February 24, 2014
10.12.2*	Agreement with Myrtle Potter & Company, LLC, dated September 14, 2012.	S-1	333-194097	10.13.2	February 24, 2014
10.13	Loan and Security Agreement with Silicon Valley Bank, dated as of September 22, 2010.	S-1	333-194097	10.5	February 24, 2014
10.13.1	First Loan Modification Agreement with Silicon Valley Bank, dated as of April 27, 2011.	S-1	333-194097	10.5.1	February 24, 2014
10.13.2	Joinder Agreement with respect to Loan and Security Agreement with Silicon Valley Bank, dated as of July 8, 2011.	S-1	333-194097	10.5.2	February 24, 2014
10.13.3	Second Loan Modification Agreement with Silicon Valley Bank, dated as of December 21, 2011.	S-1	333-194097	10.5.3	February 24, 2014
10.13.4	Third Loan Modification Agreement with Silicon Valley Bank, dated as of August 10, 2012.	S-1	333-194097	10.5.4	February 24, 2014
10.13.5	Fourth Loan Modification Agreement with Silicon Valley Bank, dated as of October 22, 2012.	S-1	333-194097	10.5.5	February 24, 2014
10.13.6	Fifth Loan Modification Agreement with Silicon Valley Bank, dated as of September 23, 2013.	S-1	333-194097	10.5.6	February 24, 2014
10.13.7	Sixth Loan Modification Agreement with Silicon Valley Bank, dated as of November 14, 2013.	S-1	333-194097	10.5.7	February 24, 2014
10.14	Subordinated Loan and Security Agreement with Silicon Valley Bank and Silver Lake Waterman Fund, L.P., dated as of October 22, 2012.	S-1	333-194097	10.6	February 24, 2014
10.14.1	First Loan Modification Agreement with Silicon Valley Bank and Silver Lake Waterman Fund, L.P., dated as of November 14, 2013.	S-1	333-194097	10.6.1	February 24, 2014
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X

*	Indicates a management contract or compensatory plan or arrangement.

+

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERYDAY HEALTH, INC.
Date: March 5, 2015	By:	/S/ BENJAMIN WOLIN

Benjamin Wolin Chief Executive Officer & Director (Principal Executive Officer)
Date: March 5, 2015	By:	/S/ BRIAN COOPER

Brian Cooper Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BENJAMIN WOLIN (Benjamin Wolin)	Chief Executive Officer & Director (Principal Executive Officer)	March 5, 2015

/S/ BRIAN COOPER (Brian Cooper)	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015

/S/ DOUGLAS MCCORMICK (Douglas McCormick)	Director	March 5, 2015

/S/ DANA L. EVAN (Dana L. Evan)	Director	March 5, 2015

/S/ DAVID GOLDEN (David Golden)	Director	March 5, 2015

/S/ HABIB KAIROUZ (Habib Kairouz)	Director	March 5, 2015

/S/ MYRTLE POTTER (Myrtle Potter)	Director	March 5, 2015

/S/ SHARON WIENBAR (Sharon Wienbar)	Director	March 5, 2015