Form 10-Q
period 2015-03-31
Everyday Health, Inc.
filed 2015-05-12
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on May 8, 2015, was 31,674,117.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$48,530	$50,729
Accounts receivable, net of allowance for doubtful accounts of $523 and $637 as of March 31, 2015 and December 31, 2014, respectively	57,611	68,007
Deferred tax asset	656	656
Prepaid expenses and other current assets	9,377	5,529
Total current assets	116,174	124,921
Property and equipment, net	25,847	25,502
Goodwill	143,165	127,115
Intangible assets, net	43,777	30,716
Other assets	5,811	5,237
Total assets	$334,774	$313,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,060	$31,722
Deferred revenue	8,821	6,740
Current portion of long-term debt	2,625	3,000
Other current liabilities	8,977	965
Total current liabilities	45,483	42,427
Long-term debt	110,125	87,000
Deferred tax liabilities	6,912	6,673
Other long-term liabilities	4,016	4,105
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at March 31, 2015 and December 31, 2014; 31,562,028 and 31,489,196 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	315	314
Treasury stock	(55)	(55)
Additional paid-in capital	295,136	292,117
Accumulated deficit	(127,158)	(119,090)
Total stockholders’ equity	168,238	173,286
Total liabilities and stockholders’ equity	$334,774	$313,491

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Advertising and sponsorship revenues	$36,338	$32,692
Premium services revenues	4,836	4,813
Total revenues	41,174	37,505
Operating expenses:
Cost of revenues	14,076	11,421
Sales and marketing	12,725	10,220
Product development	12,602	10,762
General and administrative	9,804	6,595
Total operating expenses	49,207	38,998
Loss from operations	(8,033)	(1,493)
Interest expense, net	(953)	(1,863)
Other expense	—	(4,114)
Loss from operations before benefit (provision) for income taxes	(8,986)	(7,470)
Benefit (provision) for income taxes	918	(289)
Net loss	(8,068)	(7,759)
Net loss per common share-basic and diluted	$(0.26)	$(1.44)
Weighted-average common shares outstanding-basic and diluted	31,525,559	5,403,846

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common stock
	Shares	Amount	Preferred stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2014	31,489,196	$314	$—	$(55)	$292,117	$(119,090)	$173,286
Exercise of stock options	72,832	1	—	—	528	—	529
Stock-based compensation expense	—	—	—	—	2,491	—	2,491
Net loss	—	—	—	—	—	(8,068)	(8,068)
Balance at March 31, 2015	31,562,028	$315	$—	$(55)	$295,136	$(127,158)	$168,238

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,068)	$(7,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,662	3,558
Provision for doubtful accounts	—	215
Stock-based compensation	2,491	1,069
Amortization and write-off of financing costs	107	4,169
Provision for deferred income taxes	241	241
Changes in operating assets and liabilities:
Accounts receivable	14,802	10,935
Prepaid expenses and other current assets	(3,641)	(2,645)
Accounts payable and accrued expenses	(9,322)	(8,610)
Deferred revenue	1,884	568
Other current liabilities	32	32
Other long-term liabilities	17	307
Net cash provided by operating activities	3,205	2,080
Cash flows from investing activities
Additions to property and equipment, net	(3,005)	(3,476)
Proceeds from sale of business	—	152
Payment for business purchased, net of cash acquired	(24,747)	—
Payment of security deposits and other assets	40	5
Net cash used in investing activities	(27,712)	(3,319)
Cash flows from financing activities
Proceeds from the exercise of stock options	460	1,172
Repayments of principal under former revolver credit facility	—	(30,000)
Repayment of principal under former term loan facility	—	(41,333)
Borrowings under revolver credit facility	25,000	32,300
Repayment of principal under revolver credit facility	(10,000)	—
Borrowings under term loan facility	8,500	40,000
Repayment of principal under term loan facility	(750)	—
Principal payments on capital lease obligations	(180)	(145)
Payments of credit facility financing costs	(722)	(2,227)
Net cash provided by (used in) financing activities	22,308	(233)
Net decrease in cash and cash equivalents	(2,199)	(1,472)
Cash and cash equivalents, beginning of period	50,729	16,242
Cash and cash equivalents, end of period	$48,530	$14,770
Supplemental disclosure of cash flow information
Interest paid	$1,253	$2,262
Income taxes paid	$10	$16
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$—	$919
Due to sellers of acquired business	$8,000	$—
Due from stock option exercises	$111	$—
Warrants issued in connection with website partner agreement	$—	$1,131
Capital lease obligations incurred	$—	$193

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

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2015 presentation.

Initial Public Offering

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $70,622, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling $8,848. As a result of the IPO, the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision.

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

Other Expense

There were no charges reflected as other expense in the three months ended March 31, 2015. In connection with the refinancing of its credit facilities in March 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the three months ended March 31, 2014.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the three months ended March 31, 2015 and 2014.

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

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. As currently issued, this amendment is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs in financial statements. The new guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance will be effective for the Company beginning in the first quarter of 2016 on a retrospective basis for all periods presented, with early adoption optional. The Company does not expect the impact of the adoption of this guidance to be material to the consolidated financial statements.

3. Acquisitions

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation is comprised of convertible notes, which will either convert into shares of the Company’s common stock or be repaid in cash by May 15, 2015, at the discretion of the Company. The total purchase price is subject to any working capital adjustments that may arise. As of March 31, 2015, the $8,000 unpaid purchase price obligation is included in other current liabilities in the accompanying consolidated balance sheet. In addition to the purchase price described above, the former members of Cambridge are eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment is due to be paid in the first quarter of 2016. The Company records any such earn-out as compensation expense for the applicable period. The Company expects that the acquisition will broaden its strategic marketing and communications solutions to pharmaceutical brands targeting orphan and rare disease segments in the market.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on a preliminary basis based on the respective fair values. The results of operations of Cambridge have been included in the consolidated financial statements of the Company from March 20, 2015, the closing date of the acquisition. For the three months ended March 31, 2015, acquisition-related costs of $169 are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Accounts receivable	$4,406
Other current assets	137
Property and equipment	783
Goodwill	15,576
Intangible assets	14,280
Accounts payable and accrued expenses	(2,659)
Deferred revenue	(197)
Other current liabilities	(53)
Total consideration paid	$32,273

4. Goodwill and Other Intangible Assets

During the three months ended March 31, 2015, goodwill of $15,576 and definite-lived intangible assets of $14,280 were recorded in connection with the Cambridge acquisition (see Note 3). Additionally, there was $474 of goodwill recorded during the three months ended March 31, 2015 for a working capital purchase price adjustment related to a November 2014 acquisition. The preliminary value of the intangible assets acquired in connection with the Cambridge acquisition consist of customer relationships of $8,810 and trade names of $5,470, each of which has an estimated useful life of 10 years.

The carrying value of the Company’s goodwill was $143,165 as of March 31, 2015. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2014. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $43,777 at March 31, 2015, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the three months ended March 31, 2015 and 2014.

Definite-lived intangible assets consist of the following:

	March 31, 2015				December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$36,110	$(11,775)	$24,335	9.5	$27,300	$(11,247)	$16,053	9.5
Trade names	24,085	(4,922)	19,163	7.3	18,615	(4,370)	14,245	6.5
Other intangibles	3,900	(3,621)	279	0.5	3,900	(3,482)	418	0.7
Total	$64,095	$(20,318)	$43,777		$49,815	$(19,099)	$30,716

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,219 and $545 for the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2015 (April 1st to December 31st)	$4,527
2016	5,373
2017	5,365
2018	5,176
2019	5,176
Thereafter	18,160
Total	$43,777
11

5. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with the acquisition of DoctorDirectory.com, Inc., the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was amended twice (as amended, the “Credit Facility”) to, among other things, (i) consent to the acquisition of Cambridge, (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the Credit Facility agreement. All other materials terms of the Credit Facility, including the applicable interest rates and maturity dates, remained unchanged by the March 2015 amendments.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of March 31, 2015, the interest rate on the Credit Facility was 3.52%. As of March 31, 2015, there was $67,750 outstanding on the Term Loan and $45,000 outstanding on the Revolver, with $37,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of March 31, 2015.

In connection with the March 2014 refinancing and the November 2014 amendment and restatement, the Company incurred financing costs totaling $2,899 and, in connection with the March 2015 amendments, the Company incurred financing costs of $722, each of which have been deferred and amortized using the effective interest rate method through the final maturities of the Credit Facility. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. Amortization expense relating to deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

6. Common Stock and Preferred Stock

As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding. The redeemable convertible preferred stock, Series A-G (collectively, the “Preferred Stock”), which was outstanding at the time of the Company’s IPO, fully converted to common stock in connection with the IPO.

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

7. Stock-Based Compensation

The Company has granted non-statutory stock options and restricted stock unit awards to employees, directors and consultants of the Company pursuant to its 2003 Stock Option Plan, as amended (the “2003 Plan”), or 2014 Equity Incentive Plan (the “2014 Plan”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014. Upon the effectiveness of the 2014 Plan, no additional awards have been or will be granted under the 2003 Plan. The 2014 Plan provides for the grant of stock options, restricted stock units, and other awards based on the Company’s common stock.

As of March 31, 2015, 339,829 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	5,893,698	$9.94	6.48	$29,249
Granted	726,100	12.22
Exercised	(72,832)	7.27
Cancelled	(7,415)	12.84
Outstanding at March 31, 2015	6,539,551	$10.23	6.65	$20,931
Exercisable at March 31, 2015	3,896,925	$8.45	5.01	$17,987

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $460 and $484, respectively, for the three months ended March 31, 2015, and $1,172 and $910, respectively, for the three months ended March 31, 2014.

The weighted-average fair value per share at date of grant for options granted was $5.49 and $7.56 during the three months ended March 31, 2015 and 2014, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the three months ended March 31, 2015 and 2014:

	2015	2014
Volatility	44.29%	49.77%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.72%	1.92%
Dividend yield	—	—
13

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

Total stock-based compensation expense related to stock options was $1,958 and $1,069 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, there was approximately $8,713 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock options vested during the three months ended March 31, 2015 and 2014 was $2,613 and $953, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the awardholder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date subject to continued employment on the applicable vesting dates. The following table summarizes the RSU activity for the three months ended March 31, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Granted (1)	548,424	11.99
Vested	—
Cancelled	—
Outstanding at March 31, 2015	548,424	$11.99

(1)	RSUs granted during the three months ended March 31, 2015 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria.

Total stock-based compensation expense related to RSUs was $262 for the three months ended March 31, 2015. As RSUs were issued for the first time in March 2015, there was no stock-based compensation expense related to RSUs in 2014.

At March 31, 2015, there was approximately $5,904 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.63 years.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorizes the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee.

For the three months ended March 31, 2015, charges incurred under the ESPP totaled $271, and such charges were not material during the three months ended March 31, 2014. As of March 31, 2015, 676,707 shares of common stock were reserved for future issuance under the ESPP.

8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units, and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three months ended March 31, 2015 and 2014, the Company had outstanding options, warrants, restricted stock units, and ESPP withholdings which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive. Accordingly, the basic and diluted weighted-average number of common shares outstanding are the same for the following periods presented:

	Three months ended
	March 31,
	2015	2014
Numerator:
Net loss	$(8,068)	$(7,759)

Denominator:
Weighted-average number of common shares outstanding - basic and diluted	31,525,559	5,403,846
Net loss per common share - basic and diluted	$(0.26)	$(1.44)

The following securities were outstanding at the end of the periods presented below and have been excluded from the calculation of diluted net loss per common share because the effect is anti-dilutive:

	Three months ended
	March 31,
	2015	2014
Warrants to purchase common stock(1)	143,782	692,501
Warrants to purchase redeemable convertible preferred stock(1)	—	148,650
Redeemable convertible preferred stock(1)	—	26,820,270
Stock option awards	6,539,511	6,673,806
RSU awards	548,424	—
Employee stock purchase plan	80,037	—
Total anti-dilutive securities	7,311,754	34,335,227

(1)	Upon closing of the IPO on April 2, 2014, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock. In addition, the outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, or were automatically exercised upon closing of the IPO.
15

9. Income Taxes

The Company’s expected and historic annual net tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. Effective March 31, 2015, the tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter, as applicable. As a result of using an estimated annual effective tax rate the Company recorded a benefit for the quarter, which is expected to reverse over the remaining quarters. In each quarter, the Company’s estimate of the annual effective tax rate will be updated and any changes will be recognized in the interim period in which the change occurs. In interim periods prior to March 31, 2015, the tax provision was based upon the estimated deferred and current tax provision for the year rather than the estimated annual effective tax rate, as the Company had historically experienced pretax losses in certain quarters and pretax income in others, and the annual results were expected to be at or near breakeven, and believed that using an annual effective tax rate would result in significant variances in the customary relationship between income tax expense (benefit) and pretax income or loss in interim periods.

The Company’s deferred tax assets relate primarily to net operating loss carryforwards and to a smaller extent stock based compensation and other items. The Company has provided a valuation allowance against deferred tax assets to the extent the Company has determined that it is more likely than not that such net deferred tax assets will not be realizable. In determining realizability, the Company considered various factors including historical profitability and reversing temporary differences, exclusive of indefinite-lived intangibles. The Company’s deferred tax liabilities arose primarily from basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets.

At December 31, 2014, the Company had approximately $107,000 of net operating loss, or NOL, carryforwards available to offset future taxable income, which expire from 2020 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2014 included $7,433 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in-capital as realized.

The Company is subject to taxation in the U.S. and various federal, state, local and foreign jurisdictions. In March 2014, an audit of the Company’s U.S. Federal tax return for the year ended December 31, 2011 commenced. As of March 31, 2015, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 5, 2015.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everyday Health, Inc., or “we” or “us,” is a leading digital health and wellness company. By combining premium health and wellness content with our sophisticated proprietary data assets and analytics tools, we enable consumers to manage their health, healthcare professionals to stay informed and make better decisions for their patients, and marketers to communicate and engage with consumers and healthcare professionals. Our properties fall into the following categories: (i) properties that we own and/or operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities, including Everyday Health, MedPage Today, DoctorDirectory.com, Cambridge BioMarketing, What to Expect, Dr. Sanjay Gupta, Jillian Michaels and The South Beach Diet; and (ii) properties where we manage and sell advertising opportunities on behalf of third parties, including MayoClinic.org and Drugstore.com. We utilize our proprietary technology, together with our extensive data assets, to personalize the content experience, empower our users to make more-informed health decisions and drive better health outcomes. We deliver our content and solutions whenever, wherever and however a user makes a health-related decision through multiple channels, including desktop, mobile web, and mobile phone and tablet applications, as well as video and social media.

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

In March 2015, we continued the expansion of our business through the acquisition of Cambridge BioMarketing Group, LLC, or Cambridge, a provider of strategic launch and marketing solutions for orphan and rare disease products. The acquisition broadens the strategic marketing and communications solutions we can offer to pharmaceutical brands. Following this acquisition, we believe that we can service our partners across the entire spectrum of therapeutic areas, including orphan, specialty and mass market brands, as well as provide solutions throughout the entire lifecycle of pharmaceutical marketing, from the strategic phase of pre-launch, during the growth years and beyond the loss of patent exclusivity.

Finally, we have also begun to focus on leveraging our existing assets to generate revenue from new customer channels across the broader healthcare landscape, particularly payors and providers. Specifically, our healthcare solutions business will concentrate on utilizing our large, highly-engaged audience, premium content and tools, and advanced data and analytics capabilities to engage and influence consumers on behalf of payors and providers. We may also explore partnering relationships and corporate development opportunities to more effectively execute on our growth strategy in this large market opportunity.

For the year ended December 31, 2015, we expect our revenue to increase. We also expect our operating expenses to increase in 2015, and to decrease slightly as a percentage of revenues. As a result, we expect that our Adjusted EBITDA will improve in 2015, and expect that our capital expenditures will decline as a percentage of revenues over the same period.

Background Information

Key Trends Affecting Our Business

We believe that the following key trends drive our ability to continue to grow our business:

•	Marketers are allocating an increasing proportion of their advertising spending to online advertising and are seeking solutions that better target their audience and maximize ROI. We believe that the ability to offer complex data-driven solutions that demonstrate ROI will be a key determinant in our success in attracting marketing dollars in the coming years. We also believe that the online percentage of the total health-related advertising market is still relatively small, and that this percentage will increase in the coming years.

•	The Internet and digital and mobile devices have become indispensable for both consumers seeking to take a more active role in managing their diverse health and wellness needs and healthcare professionals striving to provide better care for their patients and manage their practices more efficiently. We believe that individuals will increasingly seek out digital content and solutions, and spend more time interacting with these digital channels, to educate themselves, directly manage and monitor their health and wellness, and make a wide array of other health-related purchase decisions, including purchasing health insurance.

•	The pharmaceutical industry is experiencing a major shift from large mass-market “blockbuster” drugs to niche or specialty medications that target discrete patient populations. At the same time, dramatically-reduced sales forces and other restrictions on interacting directly with physicians have made it more difficult for pharmaceutical companies to efficiently market their products and services. As a result, we believe the need for these companies to interact with consumers and physicians more directly through digital channels will increase significantly.

•	The evolving healthcare environment is forcing many health-related companies to face new challenges and adopt, in many cases for the first time, strategies targeting consumers and healthcare professionals. We believe our large and engaged audience, premium brands and rich database of user information afford us a significant opportunity to grow our revenues as these entities, including health insurance companies, pharmacy benefit management companies and health information technology vendors, seek new ways to drive down costs, acquire new customers and utilize technology to achieve better health outcomes.

Key Metric

We use the following key financial metric in measuring the performance of our business, allocating resources and making decisions regarding operating strategies.

•	Average Advertising and Sponsorship Revenues per Advertiser. Average advertising and sponsorship revenues per advertiser is our advertising and sponsorship revenues from advertisers that marketed their products and services on the Everyday Health portfolio during a specific period divided by the total number of advertisers. We use this metric to assess our success in expanding our advertising and sponsorship relationships and increasing our market share of advertising dollars from each of our customers.

The following represents our recent performance with respect to this key metric:

	Three months ended March 31,(1)
	2015	2014
Advertising and sponsorship revenues per advertiser (in thousands)	$193.9	$196.9

(1)	Based on 178 and 166 total advertisers for the three months ended March 31, 2015 and 2014, respectively. The figures for the three months ended March 31, 2015 exclude Cambridge, which was acquired in March 2015. With respect to DD, which was acquired in November 2014, only ROI-based marketing campaigns for pharmaceutical clients are included in the figures for the three months ended March 31, 2015.

Revenues

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Our advertising and sponsorship revenues, also referred to as marketing solutions revenue, consist primarily of revenues generated from:

•	display advertisements on properties in the Everyday Health portfolio and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships within the Everyday Health portfolio, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	our Health Reach marketing programs that allow marketers the opportunity to target specific audiences outside of the Everyday Health portfolio using our audience data and analytics;

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers; and

•	marketing programs that are sold based on a time and materials basis.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Revenues delivered via mobile channels increased 34.6% to $15.6 million in the first quarter of 2015 from $11.6 million in the first quarter of 2014.

In addition, by virtue of our acquisition of DD, we now conduct certain marketing campaigns that provide for revenues based entirely upon the ROI we deliver for our customers. Furthermore, by virtue of our recent acquisition of Cambridge, we now conduct strategic launch and marketing solutions for orphan and rare disease products that are sold based on a time and materials basis.

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

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues, which represents a much larger revenue opportunity than premium services. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the three months ended March 31, 2015, our advertising and sponsorship revenues accounted for 88.3% of total revenues, compared to 87.2% in the three months ended March 31, 2014. In the three months ended March 31, 2015, our premium services revenues accounted for 11.7% of total revenues, compared to 12.8% in the three months ended March 31, 2014.

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

Both our revenues and gross profit increased for the three months ended March 31, 2015, compared to the prior year period, as shown in the table below.

	Three months ended March 31,
(dollars in thousands)	2015	2014

Revenues	$41,174	$37,505
Revenue growth	9.8%	23.0%
Cost of revenues	$14,076	$11,421
Gross profit	$27,098	$26,084
Gross margin	65.8%	69.5%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our account management, research, marketing, sales and data analytics and creative design personnel, as well as fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include data analytics personnel that analyze traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase as we increase the number of sales, sales support and analytical personnel.

Product Development. Product development expenses consist of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of the properties in the Everyday Health portfolio that we operate. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel. Product development expenses also include fees paid to editorial and technology consultants; other technology costs; and depreciation and amortization expense pertaining to property and equipment and capitalized technology costs, including website and mobile development costs. We expect our investment in product development to increase as we continue to increase our editorial, product development and technology personnel, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payors, providers and employers.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, including non-cash stock compensation, for our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional fees and other general corporate expenses, including insurance, facilities expenses and depreciation and amortization expense pertaining to property and equipment and amortization of definite-lived intangible assets. We expect our general and administrative expenses, including accounting and legal-related expenses and insurance costs, to increase as we have transitioned to being a public company.

Interest Expense, Net

These amounts consist principally of interest expense, partially offset by interest income, as well as amortization expense related to deferred financing costs. Interest expense is primarily related to our credit facilities.

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

	Three months ended March 31,
(in thousands)	2015	2014
Revenues:
Advertising and sponsorship revenues	$36,338	$32,692
Premium services revenues	4,836	4,813
Total revenues	41,174	37,505
Operating expenses:
Cost of revenues	14,076	11,421
Sales and marketing	12,725	10,220
Product development	12,602	10,762
General and administrative	9,804	6,595
Total operating expenses	49,207	38,998
Loss from operations	(8,033)	(1,493)
Interest expense, net	(953)	(1,863)
Other expense	—	(4,114)
Loss from operations before benefit (provision) for income taxes	(8,986)	(7,470)
Benefit (provision) for income taxes	918	(289)
Net loss	$(8,068)	$(7,759)

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

Our total revenues increased 9.8% to $41.2 million during the three months ended March 31, 2015 from $37.5 million during the three months ended March 31, 2014. The $3.7 million increase in total revenues resulted from an increase in advertising and sponsorship revenues. For the three months ended March 31, 2015 and 2014, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 11.2% to $36.3 million during the three months ended March 31, 2015 from $32.7 million during the three months ended March 31, 2014. The $3.7 million increase in advertising and sponsorship revenues was primarily driven by an increase in our professional revenues, particularly professional revenues attributable to DD, which was acquired in November 2014, offset primarily by a decline in consumer revenues due to commencement delays for certain marketing campaigns in the three months ended March 31, 2015.

Premium services revenues remained consistent at $4.8 million during the three months ended March 31, 2015 and 2014. While subscription fee revenues for certain of our brands decreased due to the general decline in the popularity of such brands, the decrease was offset by an increase in subscription fee revenue from a new subscription brand which launched in June 2014.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 23.2% to $14.1 million during the three months ended March 31, 2015 from $11.4 million during the three months ended March 31, 2014. The $2.7 million increase in cost of revenues was primarily attributable to cost of revenue related to the acquired DD business, as well as an increase in royalties to our portfolio partners and higher media spend during the three months ended March 31, 2015. Cost of revenues as a percentage of total revenues increased to 34.2% during the three months ended March 31, 2015 from 30.5% during the three months ended March 31, 2014.

Sales and Marketing. Sales and marketing expenses increased 24.5% to $12.7 million during the three months ended March 31, 2015 from $10.2 million during the three months ended March 31, 2014. The $2.5 million increase was primarily due to higher levels of compensation expense, including increased staffing and related cash and non-cash stock compensation expense for the sales development, sales operations and data analytics teams in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, including compensation expense related to the acquired DD business. Sales and marketing expenses as a percentage of total revenues increased to 30.9% during the three months ended March 31, 2015, as compared to 27.2% during the three months ended March 31, 2014.

Product Development. Product development expenses increased 17.1% to $12.6 million during the three months ended March 31, 2015 from $10.8 million during the three months ended March 31, 2014. This $1.8 million increase was primarily due to an increase in product development expense related to the acquired DD business. Product development expenses as a percentage of total revenues increased to 30.6% during the three months ended March 31, 2015, as compared to 28.7% during the three months ended March 31, 2014.

General and Administrative. General and administrative expenses increased 48.7% to $9.8 million during the three months ended March 31, 2015 from $6.6 million during the three months ended March 31, 2014. This $3.2 million increase was primarily due to increases in cash and non-cash stock compensation expense, including executive transition charges incurred during the first quarter of 2015, as well as higher amortization expense on intangible assets related to DD. General and administrative expenses as a percentage of total revenues increased to 23.8% during the three months ended March 31, 2015, as compared to 17.6% during the three months ended March 31, 2014.

Interest Expense, Net. Interest expense, net, decreased 48.8% to $1.0 million during the three months ended March 31, 2015, compared to $1.9 million during the three months ended March 31, 2014. The $0.9 million decrease in interest expense was primarily due to the refinancing of our credit facility in March 2014 at a lower interest rate compared to the prior credit facilities, partially offset by a net increase in the weighted-average outstanding borrowings under our credit facilities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Other Expense. Other expense during the three months ended March 31, 2014 consisted of the write-off of unamortized deferred financing costs totaling $2.8 million and prepayment penalties totaling $1.0 million related to the March 2014 credit facility refinancing, and $0.3 million expense relating to a mark-to-market adjustment on certain preferred stock warrants. There were no such expenses during the three months ended March 31, 2015.

Benefit (Provision) for Income Taxes. The benefit (provision) for income taxes was approximately $0.9 million and $(0.3) million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, as a result of using an estimated annual effective tax rate, we recorded a benefit for the quarter, which is expected to reverse over the remaining quarters due to seasonality of our business. For the three months ended March 31, 2014, the provision for income taxes was based upon the estimated deferred and current tax provision for the year rather than the estimated annual effective tax rate, as the annual results were expected to be at or near breakeven and we believed that using an annual effective tax rate would result in significant variances in the customary relationship between income tax expense (benefit) and pretax income or loss in interim periods.

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

We define Adjusted EBITDA as net loss plus: interest expense, net; income tax (benefit) provision; depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earnout arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; reduction in force severance charges and executive transition charges; loss from discontinued operations; and certain other non-cash charges such as asset impairment charges and preferred stock warrant mark-to-market adjustments. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net loss to Adjusted EBITDA.

	Three months ended March 31,
(in thousands)	2015	2014
Net loss	$(8,068)	$(7,759)
Add (deduct):
Interest expense, net	953	1,863
Income tax (benefit) provision	(918)	289
Depreciation and amortization expense	4,662	3,558
Stock-based compensation expense	2,491	1,069
Warrant mark-to-market adjustment	—	252
Compensation expense related to acquisition earnout	—	84
Write-off of unamortized deferred financing costs	—	3,861
Executive transition charges	1,150	—
Adjusted EBITDA	$270	$3,217

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended March 31,
	Depreciation / amortization		Stock compensation (1)
(in thousands)	2015	2014	2015	2014
Sales and marketing	$223	$299	$946	$274
Product development	3,135	2,829	520	437
General and administrative	1,304	430	1,025	358
Total expense	$4,662	$3,558	$2,491	$1,069

(1)	Stock compensation expense includes charges related to our 2014 Employee Stock Purchase Plan beginning in the second quarter of 2014. Refer to “Note 7—Stock-Based Compensation” in the notes to the consolidated financial statements (unaudited) included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Working Capital

As of March 31, 2015, we had cash and cash equivalents of $48.5 million and working capital of $70.7 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of March 31, 2015, we had $112.8 million of borrowings outstanding under our credit facility.

On March 31, 2015, we refinanced our debt. Under our existing credit facility, or the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.25 million, and also have a $67.75 million term loan. As of March 31, 2015, there was $67.75 million outstanding on the term loan and $45.0 million outstanding on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of March 31, 2015, the interest rate on our Credit Facility was 3.52%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of March 31, 2015. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Operating and Capital Expenditure Requirements

Our principal uses of cash historically have been to fund operating losses, finance business acquisitions and capital expenditures relating to purchases of property and equipment to support our infrastructure and capitalized product development costs. We currently expect that our existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund our anticipated cash needs for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our marketing solutions, including the impact of changes in advertiser spending behavior, and by other factors outside of our control, including general economic conditions, as well as the other risks to our business discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014. Our cash requirements going forward may require us to raise additional funds through borrowing or the issuance of additional equity or equity-linked securities. Any increase in the amount of our borrowings will result in an increase in our interest expense. Future issuance of equity or equity-linked securities will result in dilution to the holders of our common stock. In addition, if the banking system or the financial markets are volatile, our ability to raise additional debt or equity capital could be adversely affected. Additional financing may not be available on commercially reasonable terms or at all.

Components of Liquidity and Capital Resources

	Three months ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$3,205	$2,080
Net cash used in investing activities	(27,712)	(3,319)
Net cash provided by (used in) financing activities	22,308	(233)
Net decrease in cash and cash equivalents	$(2,199)	$(1,472)

Operating Activities

For the quarter ended March 31, 2015, net cash provided by operating activities was $3.2 million, consisting of a net loss of $8.1 million, adjusted for non-cash expenses of $7.5 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided $3.8 million of cash, which was primarily due to a decrease in accounts receivable of $14.8 million from higher collections and an increase in deferred revenue of $1.9 million, partially offset by a decrease of $9.3 million in accounts payable and accrued expenses due to the timing of vendor payments as well as an increase of $3.6 million in prepaid expenses and other current assets.

Net cash provided by operating activities was $1.1 million higher in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014, resulting primarily from an increase in depreciation and amortization of $1.1 million, an increase in non-cash stock based compensation expense of $1.4 million, a decrease in deferred revenue of $1.3 million and a $3.9 million decrease in accounts receivable. These increases were partially offset by a $4.1 million decrease in non-cash amortization of deferred financing costs, a $1.0 million decrease in prepaid expenses and other current assets and an $0.7 million decrease in accounts payable and accrued expenses for the quarter ended March 31, 2015 compared to the same period in 2014.

For the quarter ended March 31, 2014, net cash provided by operating activities was $2.1 million, consisting of a net loss of $7.8 million, adjusted for non-cash expenses of $9.3 million, including depreciation and amortization, non-cash stock-based compensation expense and amortization and write-off of deferred financing costs. Additionally, changes in operating assets and liabilities provided $0.6 million of cash, which was primarily due to a decrease in accounts receivable of $10.9 million from higher collections and an increase in deferred revenue of $0.6 million, partially offset by an $8.6 million decrease in accounts payable and accrued expenses due to the timing of vendor payments and a $2.6 million increase in prepaid expense and other current assets primarily related to the costs associated with our IPO.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, leasehold improvements and capitalized product development costs. Additionally, our investing activities included payments made to acquire businesses.

We used $27.7 million of net cash in investing activities during the quarter ended March 31, 2015, consisting of $3.0 million of additions to property and equipment and $24.7 million for purchase price payments, primarily relating to the Cambridge acquisition. Net cash used in investing activities was $24.4 million higher than in the quarter ended March 31, 2014.

We used $3.3 million of net cash in investing activities during the quarter ended March 31, 2014, primarily for additions to property and equipment.

Financing Activities

Our financing activities have historically consisted primarily of borrowings and repayments under our revolver and term loan credit facilities, and related financing costs, and proceeds from the exercise of stock options. In addition to such activities, upon closing our IPO in April 2014, we received proceeds from our IPO, net of underwriting discounts and commissions and related offering costs.

We generated $22.3 million of net cash in financing activities during the quarter ended March 31, 2015, primarily from $22.8 million of additional net borrowings under our revolver and term loan credit facilities and $0.5 million proceeds from the exercise of stock options, partially offset by the payment of $0.7 million of related financing costs. Net cash provided by financing activities was $22.5 million higher than in the quarter ended March 31, 2014.

We used $0.2 million of net cash in financing activities during the quarter ended March 31, 2014. This primarily related to the debt refinancing in March 2014, which consisted of $72.3 million in proceeds from our revolver and term loan credit facilities, offset by a $71.3 million repayment of outstanding borrowings under our former credit facilities along with prepayment fees on the former credit facilities of $1.0 million and closing costs on the new facility of $1.2 million. Additionally, we received $1.2 million in proceeds from the exercise of stock options in the quarter ended March 31, 2014.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 5, 2015.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $112.8 million of borrowings outstanding under our credit facility as of March 31, 2015 and the interest rates in effect at that date, our annual interest expense would amount to $4.0 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.1 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Please refer to Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended March 31, 2015, we did not identify any additional risk factors or any material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of March 19, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.

10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.

10.3	Letter Agreement between the Registrant and Michael du Toit, dated January 18, 2015.

10.4	Transition Agreement between the Registrant and Paul Slavin, dated February 3, 2015.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
29

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

Date: May 12, 2015

