Form 10-Q
period 2015-06-30
Everyday Health, Inc.
filed 2015-08-12
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on August 7, 2015, was 32,258,117.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,634	$50,729
Accounts receivable, net of allowance for doubtful accounts of $525 and $637 as of June 30, 2015 and December 31, 2014, respectively	61,823	68,007
Deferred tax asset	656	656
Prepaid expenses and other current assets	15,011	5,529
Total current assets	124,124	124,921
Property and equipment, net	25,915	25,502
Goodwill	142,157	127,115
Intangible assets, net	43,538	30,716
Other assets	5,622	5,237
Total assets	$341,356	$313,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,360	$31,722
Deferred revenue	11,718	6,740
Current portion of long-term debt	5,081	3,000
Other current liabilities	921	965
Total current liabilities	46,080	42,427
Long-term debt	107,669	87,000
Deferred tax liabilities	7,153	6,673
Other long-term liabilities	5,434	4,105
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at June 30, 2015 and December 31, 2014; 31,930,333 and 31,489,196 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	318	314
Treasury stock	(55)	(55)
Additional paid-in capital	300,221	292,117
Accumulated deficit	(125,464)	(119,090)
Total stockholders’ equity	175,020	173,286
Total liabilities and stockholders’ equity	$341,356	$313,491

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Advertising and sponsorship revenues	$50,225	$36,882	$86,563	$69,574
Premium services revenues	4,580	4,565	9,417	9,378
Total revenues	54,805	41,447	95,980	78,952
Operating expenses:
Cost of revenues	13,926	10,961	28,002	22,382
Sales and marketing	21,041	12,216	33,766	22,436
Product development	12,187	10,805	24,789	21,567
General and administrative	10,065	7,126	19,869	13,721
Total operating expenses	57,219	41,108	106,426	80,106
Income (loss) from operations	(2,414)	339	(10,446)	(1,154)
Interest expense, net	(1,426)	(585)	(2,379)	(2,448)
Other expense	—	—	—	(4,114)
Loss from operations before benefit (provision) for income taxes	(3,840)	(246)	(12,825)	(7,716)
Benefit (provision) for income taxes	5,534	(349)	6,451	(638)
Net income (loss)	1,694	(595)	(6,374)	(8,354)
Series G preferred stock deemed dividend	—	(8,079)	—	(8,079)
Net income (loss) attributable to common stockholders	$1,694	$(8,674)	$(6,374)	$(16,433)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.05	$(0.29)	$(0.20)	$(0.93)
Diluted	$0.05	$(0.29)	$(0.20)	$(0.93)

Weighted-average common shares outstanding:
Basic	31,755,107	29,802,970	31,640,967	17,670,809
Diluted	33,373,407	29,802,970	31,640,967	17,670,809

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Shares	Amount	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2014	31,489,196	$314	$—	$(55)	$292,117	$(119,090)	$173,286
Exercise of stock options	230,776	2	—	—	1,724	—	1,726
Common stock issued for settlement of restricted stock units, net of 747 shares withheld to satisfy income tax withholding obligations	1,176	—	—	—	(10)	—	(10)
Exercise of warrants	99,881	1	—	—	(1)	—	—
Issuance of common stock in connection with employee stock purchase plan	109,304	1	—	—	1,147		1,148
Stock based compensation expense	—	—	—	—	5,244	—	5,244
Net loss	—	—	—	—	—	(6,374)	(6,374)
Balance at June 30, 2015	31,930,333	$318	$—	$(55)	$300,221	$(125,464)	$175,020

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,374)	$(8,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,871	7,150
Provision for doubtful accounts	—	215
Stock-based compensation	5,244	4,019
Amortization and write-off of financing costs	251	4,239
Provision (benefit) for deferred income taxes	(120)	481
Changes in operating assets and liabilities:
Accounts receivable	10,590	9,522
Prepaid expenses and other current assets	(9,387)	(456)
Accounts payable and accrued expenses	(4,735)	(11,740)
Deferred revenue	4,780	1,347
Other current liabilities	63	(103)
Other long-term liabilities	1,531	618
Net cash provided by operating activities	11,714	6,938
Cash flows from investing activities
Additions to property and equipment, net	(6,572)	(7,441)
Proceeds from sale of business	—	400
Payment for business purchased, net of cash acquired	(32,747)	—
Payment of security deposits and other assets	84	47
Net cash used in investing activities	(39,235)	(6,994)
Cash flows from financing activities
Net proceeds from common stock issuance	—	70,622
Proceeds from the exercise of stock options	1,769	2,151
Repayments of principal under former revolver credit facility	—	(30,000)
Repayment of principal under former term loan facility	—	(41,333)
Borrowings under revolver credit facility	25,000	32,300
Repayment of principal under revolver credit facility	(10,000)	(32,300)
Borrowings under term loan facility	8,500	40,000
Repayment of principal under term loan facility	(750)	—
Principal payments on capital lease obligations	(361)	(308)
Tax withholdings related to net share settlements of restricted stock units (RSUs)	(10)	—
Payments of credit facility financing costs	(722)	(2,234)
Net cash provided by financing activities	23,426	38,898
Net increase (decrease) in cash and cash equivalents	(4,095)	38,842
Cash and cash equivalents, beginning of period	50,729	16,242
Cash and cash equivalents, end of period	$46,634	$55,084
Supplemental disclosure of cash flow information
Interest paid	$1,271	$2,867
Income taxes paid	$150	$163
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$—	$919
Warrants issued in connection with website partner agreement	$—	$1,131
Capital lease obligations incurred	$—	$362
Reclassification of liability warrants to equity warrants	$—	$1,140

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2015 presentation.

Initial Public Offering

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $70,622, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling $8,848. As a result of the IPO, the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, and all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision.

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

Other Expense

There were no charges reflected as other expense in the six months ended June 30, 2015. In connection with the refinancing of its credit facilities in March 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the six months ended June 30, 2014.

Comprehensive Income

The Company has no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.

Fair Value of Financial Instruments

Due to their short-term maturities, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximate fair value. Cash equivalents principally consist of the Company’s investment in highly liquid money market funds. The fair value of these investment funds is based on quoted market prices, which are Level 1 inputs, pursuant to the fair value accounting standard, which establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the Company’s debt approximates the recorded amounts as the interest rates on the credit facilities are based on market interest rates.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the six months ended June 30, 2015 and 2014.

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

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This amendment was originally to be effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 and early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

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

3. Acquisitions

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation at closing was comprised of convertible notes that could either convert into shares of the Company’s common stock or be repaid in cash by May 15, 2015, at the discretion of the Company. The Company paid the $8,000 obligation in cash on May 14, 2015. The total purchase price is subject to any working capital adjustments that may arise. In addition to the purchase price described above, the former members of Cambridge are eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment is due to be paid in the first quarter of 2016. The Company records any such earn-out as compensation expense for the applicable period. As of June 30, 2015, the Company accrued $2,270 in compensation expense for this earn-out, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Company expects that the acquisition will broaden its strategic marketing and communications solutions to pharmaceutical brands targeting orphan and rare disease segments in the market.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on a preliminary basis based on the respective fair values. The results of operations of Cambridge have been included in the consolidated financial statements of the Company from March 20, 2015, the closing date of the acquisition. The consolidated statements of operations for the three and six months ended June 30, 2015 include revenue of $5,357 and $6,045, respectively, and net income of $1,709 and $1,987, respectively, attributable to Cambridge. Additionally, for the three and six months ended June 30, 2015, acquisition-related costs of $17 and $186, respectively, are included in general and administrative expenses in the accompanying consolidated statement of operations.

Supplemental information on an unaudited pro forma basis, as if the acquisition of Cambridge had been consummated on January 1, 2014, is presented as follows:

	Unaudited Pro Forma Results
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$54,805	$44,987	$100,247	$86,038
Net income (loss)	$1,717	$(600)	$(6,044)	$(8,498)

The unaudited pro forma results give effect to pro forma events that are directly attributable to the assumed acquisition, factually supportable, and expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments primarily related to amortization expense associated with acquired intangible assets and incremental interest expense related to additional borrowings on the Company’s Credit Facility used to fund the acquisition. The unaudited pro forma results are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in future periods.

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

4. Goodwill and Other Intangible Assets

During the six months ended June 30, 2015, goodwill of $15,576 and definite-lived intangible assets of $14,280 were recorded in connection with the Cambridge acquisition (see Note 3). The preliminary value of the intangible assets acquired in connection with the Cambridge acquisition consists of customer relationships of $8,810 and trade names of $5,470, each of which has an estimated useful life of 10 years. Additionally, goodwill decreased by $534 and definite-lived intangible assets increased by $1,470 during the subsequent measurement period from a working capital adjustment and revision to the preliminary fair value allocation of assets acquired and liabilities assumed related to a November 2014 acquisition.

The carrying value of the Company’s goodwill was $142,157 as of June 30, 2015. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2014. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $43,538 at June 30, 2015, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the six months ended June 30, 2015 and 2014.

Definite-lived intangible assets consist of the following:

	June 30, 2015				December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$37,580	$(12,640)	$24,940	9.3	$27,300	$(11,247)	$16,053	9.5
Trade names	24,085	(5,626)	18,459	7.1	18,615	(4,370)	14,245	6.5
Other intangibles	3,900	(3,761)	139	0.3	3,900	(3,482)	418	0.7
Total	$65,565	$(22,027)	$43,538		$49,815	$(19,099)	$30,716

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.
10

Amortization expense relating to the definite-lived intangible assets totaled $1,709 and $546 for the three months ended June 30, 2015 and 2014, respectively, and $2,928 and $1,091 for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2015 (July 1st to December 31st)	$2,983
2016	5,520
2017	5,512
2018	5,323
2019	5,323
Thereafter	18,877
Total	$43,538

5. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with an acquisition, the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was amended twice (as amended, the “Credit Facility”) to, among other things, (i) consent to the acquisition of Cambridge, (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the Credit Facility agreement. All other materials terms of the Credit Facility, including the applicable maturity dates, remained unchanged by the March 2015 amendments.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of June 30, 2015, the interest rate on the Credit Facility was 4.28%. As of June 30, 2015, there was $67,750 outstanding on the Term Loan and $45,000 outstanding on the Revolver, with $37,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of June 30, 2015.

In connection with the March 2014 refinancing and the November 2014 amendment, the Company incurred financing costs totaling $2,899 and, in connection with the March 2015 amendments, the Company incurred financing costs of $722, each of which has been deferred and is being amortized using the effective interest rate method through the final maturities of the Credit Facility. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. Amortization expense relating to deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

6. Common Stock and Preferred Stock

As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding. The redeemable convertible preferred stock, Series A-G (collectively, the “Preferred Stock”), which was outstanding at the time of the Company’s IPO, fully converted to common stock in connection with the IPO.

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

As of June 30, 2015, 440,210 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	5,893,698	$9.94	6.48	$29,249
Granted	785,150	12.24
Exercised	(230,776)	7.48
Cancelled	(167,002)	12.54
Outstanding at June 30, 2015	6,281,070	$10.26	5.79	$19,579
Exercisable at June 30, 2015	3,949,409	$8.62	4.32	$17,436

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $1,309 and $792, respectively, for the three months ended June 30, 2015, and $983 and $2,312, respectively, for the three months ended June 30, 2014. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $1,769 and $1,276, respectively, for the six months ended June 30, 2015, and $2,151 and $3,225, respectively, for the six months ended June 30, 2014.

The weighted-average fair value per share at date of grant for options granted was $5.48 and $7.68 during the six months ended June 30, 2015 and 2014, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the six months ended June 30, 2015 and 2014:

	2015	2014
Volatility	44.06%	49.74%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.73%	1.91%
Dividend yield	—	—
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

Total stock-based compensation expense related to stock options was $1,511 and $2,543 for the three months ended June 30, 2015 and 2014, respectively, and $3,469 and $3,612 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, there was approximately $6,835 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of stock options vested during the six months ended June 30, 2015 and 2014 was $3,668 and $1,974, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the awardholder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the six months ended June 30, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Granted (1)	573,724	12.01
Vested	(1,923)	11.99
Cancelled	(24,397)	11.99
Outstanding at June 30, 2015	547,404	$12.01

(1)	RSUs granted during the six months ended June 30, 2015 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria.

Total stock-based compensation expense related to RSUs was $1,261 and $1,524 for the three and six months ended June 30, 2015, respectively. As RSUs were issued for the first time in March 2015, there was no stock-based compensation expense related to RSUs in 2014.

At June 30, 2015, there was approximately $4,706 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.38 years.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014, authorized the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee.

The Company’s second purchase period commenced in November 2014 and ended in May 2015. During the three months ended June 30, 2015, employees purchased 109,304 shares of common stock pursuant to the ESPP at an exercise price of $10.51. As of June 30, 2015, 567,403 shares of common stock were reserved for future issuance under the ESPP.

For the three months ended June 30, 2015 and 2014, charges incurred under the ESPP totaled $(20) and $407, respectively. For the six months ended June 30, 2015 and 2014, charges incurred under the ESPP totaled $251 and $407, respectively.

There was $365 of total unrecognized compensation cost related to purchase rights under the ESPP as of June 30, 2015. This cost is expected to be recognized over a weighted average period of less than one year.

8. Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units, and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three months ended June 30, 2014 and six months ended June 30, 2015 and 2014, the Company had outstanding options, warrants, restricted stock units, and ESPP withholdings which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive.

The basic and diluted net income (loss) attributable to common stockholders per common share is calculated as follows for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,694	$(595)	$(6,374)	$(8,354)
Series G preferred stock deemed dividend	—	(8,079)	—	(8,079)
Net income (loss) attributable to common stockholders	$1,694	$(8,674)	$(6,374)	$(16,433)

Denominator:
Weighted-average number of common shares outstanding for basic net income (loss) attributable to common stockholders per common share	31,755,107	29,802,970	31,640,967	17,670,809
Dilutive securities:
Stock option awards	1,476,550	—	—	—
Restricted stock units	97,232	—	—	—
Warrants to purchase common stock	37,320	—	—	—
Employee stock purchase plan	7,198	—	—	—
Total weighted-average diluted shares	33,373,407	29,802,970	31,640,967	17,670,809
Basic net income (loss) attributable to common stockholders per common share	$0.05	$(0.29)	$(0.20)	$(0.93)
Diluted net income (loss) attributable to common stockholders per common share	$0.05	$(0.29)	$(0.20)	$(0.93)

The following securities were outstanding for the periods presented below and have been excluded from the calculation of diluted net income (loss) attributable to common stockholders per common share because the effect is anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Warrants to purchase common stock(1)	—	422,153	110,080	495,807
Warrants to purchase redeemable convertible preferred stock(1)	—	148,650	—	148,650
Redeemable convertible preferred stock(1)	—	589,456	—	13,632,402
Stock option awards	2,496,032	4,984,276	4,072,625	5,077,505
Unvested RSU awards	—	—	362,142	—
Employee stock purchase plan	—	21,140	50,444	10,628
Total weighted-average anti-dilutive securities	2,496,032	6,165,675	4,595,291	19,364,992

(1)	Upon closing of the IPO on April 2, 2014, all of the Company's outstanding redeemable convertible preferred stock automatically converted into shares of common stock. In addition, the outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, or were automatically exercised upon closing of the IPO.

9. Income Taxes

The Company’s annual net tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. Effective March 31, 2015, the tax provision (benefit) for interim periods is determined using an estimate of the Company’s annual effective tax rate (“AETR”), adjusted for discrete items arising in the quarter, as applicable. Based on the estimated AETR, the deferred tax provision and a one-time tax benefit of $601 related to the release of a valuation allowance from finalizing the purchase price valuation of a November 2014 acquisition (see Note 4), the Company recorded a net tax benefit of $5,534 and $6,451 for the three and six months ended June 30, 2015, respectively, which is expected to be realized in the current year. The Company’s AETR during the three months ended June 30, 2015 increased as compared to March 31, 2015 due to a decrease in projected annual pretax income for 2015, primarily related to earnout and other acquisition related charges. In each quarter, the Company’s estimate of the AETR is updated and any changes are recognized in the interim period in which the change occurs. In interim periods prior to March 31, 2015, the tax provision was based upon the estimated deferred and current tax provision for the year rather than the estimated AETR, as the Company had historically experienced pretax losses in certain quarters and pretax income in others, and the annual results were expected to be at or near breakeven, and believed that using an AETR would result in significant variances in the customary relationship between income tax expense (benefit) and pretax income or loss in interim periods.

The Company’s deferred tax assets relate primarily to net operating loss (“NOL”) carryforwards and to a smaller extent stock based compensation and other items. The Company has provided a valuation allowance against deferred tax assets to the extent the Company has determined that it is more likely than not that such net deferred tax assets will not be realizable. In determining realizability, the Company considered various factors including historical profitability and reversing temporary differences, exclusive of indefinite-lived intangibles. The Company’s deferred tax liabilities arose primarily from basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets.

At December 31, 2014, the Company had approximately $107,000 of NOL carryforwards available to offset future taxable income, which expire from 2020 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2014 included $7,433 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in capital as realized.

The Company is subject to taxation in the U.S. and various federal, state, local and foreign jurisdictions. In April 2015, an audit of the Company’s U.S. Federal tax returns for the years ended December 31, 2011 and 2012 was concluded, with no changes or assessments. As of June 30, 2015, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

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

11. Subsequent Events

On August 6, 2015, the Company acquired 100% of the limited liability company membership interests of Tea Leaves Health, LLC, a Georgia limited liability company (“Tea Leaves”), a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians, for a purchase price of $30,000. The purchase price consists of (i) $15,000 paid at closing in cash and (ii) $15,000 to be paid within six (6) months of closing, in the Company’s discretion, in cash, shares of Company common stock or a combination of cash and shares of Company common stock. The purchase price is subject to working capital and other adjustments as set forth in the purchase agreement. In addition to the purchase price described above, the former members of Tea Leaves are eligible to receive an additional $20,000 (50% in cash and 50% in shares of Company common stock) in the first quarter of 2017, based on Tea Leaves’ achievement of a specified financial target as of the end of 2016. The Company expects that the Tea Leaves acquisition will enable the Company to offer an integrated suite of solutions that will allow hospital systems to target both consumers and physicians and to provide measurable return on investment for their strategic planning and marketing efforts. Based upon the timing of the acquisition subsequent to the end of the most recent quarter, the initial accounting for the acquisition is incomplete at this time as the Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that other than the above matter, no subsequent events occurred that required recognition to the financial statements or disclosures in the notes to the consolidated financial statements.

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

Overview

Everyday Health, Inc., or “we” or “us,” is a leading provider of digital health marketing and communications solutions. By combining premium health and wellness content with our sophisticated proprietary data assets and analytics tools, we enable consumers to manage their health, healthcare professionals to stay informed and make better decisions for their patients, and marketers to communicate and engage with consumers and healthcare professionals. Our properties fall into the following categories: (i) properties that we own and/or operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities, including Everyday Health, MedPage Today, DoctorDirectory.com, Cambridge BioMarketing, What to Expect, Dr. Sanjay Gupta, Jillian Michaels and The South Beach Diet; and (ii) properties where we manage and sell advertising opportunities on behalf of third parties, including MayoClinic.org and Drugstore.com. We utilize our proprietary technology, together with our extensive data assets, to personalize the content experience, empower our users to make more-informed health decisions and drive better health outcomes. We deliver our content and solutions whenever, wherever and however a user makes a health-related decision through multiple channels, including desktop, mobile web, and mobile phone and tablet applications, as well as video and social media.

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

We have also recently begun to focus on leveraging our existing assets to generate revenue from new customer channels across the broader healthcare landscape, particularly payors and providers. Specifically, the goal of our new healthcare solutions business was to utilize our large, highly-engaged audience, premium content and tools, and advanced data and analytics capabilities to engage and influence consumers and healthcare professionals on behalf of entities such as health insurers and hospitals. In August 2015, we acquired Tea Leaves Health, LLC, or Tea Leaves, a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. We believe there is a significant revenue opportunity in providing hospital systems with marketing solutions to target both consumers and physicians and to provide measurable ROI for their strategic planning and marketing efforts.

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

•	Average Advertising and Sponsorship Revenues per Advertiser. Average advertising and sponsorship revenues per advertiser is our advertising and sponsorship revenues from advertisers that marketed their products and services on the Everyday Health portfolio during a specific period divided by the total number of advertisers. We use this metric to assess our success in expanding our advertising and sponsorship relationships and increasing our market share of advertising dollars from each of our customers.
18

The following represents our recent performance with respect to this key metric:

	Three months ended June 30, (1)
	2015	2014
Advertising and sponsorship revenues per advertiser (in thousands)	$235.0	$236.4

(1)	Based on 208 and 156 total advertisers for the three months ended June 30, 2015 and 2014, respectively. With respect to DD, which was acquired in November 2014, only ROI-based marketing campaigns for pharmaceutical clients are included in the figures for the three months ended June 30, 2015.

Revenues

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Our advertising and sponsorship revenues, also referred to as marketing solutions revenue, consist primarily of revenues generated from:

•	display advertisements on properties in the Everyday Health portfolio and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships within the Everyday Health portfolio, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	our Health Reach marketing programs that allow marketers the opportunity to target specific audiences outside of the Everyday Health portfolio using our audience data and analytics;

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers; and

•	marketing programs that are sold based on a time and materials basis.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Revenues delivered via mobile channels increased 21.6% to $32.6 million in the first half of 2015 from $26.8 million in the first half of 2014.

In addition, by virtue of our acquisition of DD in the fourth quarter of 2014, we now conduct certain marketing campaigns that provide for revenues based entirely upon the ROI we deliver for our customers. Furthermore, by virtue of our acquisition of Cambridge in the first quarter of 2015, we now conduct strategic launch and marketing solutions for orphan and rare disease products that are sold based on a time and materials basis.

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

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the three and six months ended June 30, 2015, our advertising and sponsorship revenues accounted for 91.6% and 90.2% of total revenues, respectively, compared to 89.0% and 88.1% in the three and six months ended June 30, 2014, respectively. In the three and six months ended June 30, 2015, our premium services revenues accounted for 8.4% and 9.8% of total revenues, respectively, compared to 11.0% and 11.9% in the three and six months ended June 30, 2014. Our recent acquisition of Tea Leaves may alter these trends in the future.

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

Both our revenues and gross profit increased for the three and six months ended June 30, 2015, compared to the prior year periods, as shown in the table below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014

Revenues	$54,805	$41,447	$95,980	$78,952
Revenue growth	32.2%	11.4%	21.6%	16.6%
Cost of revenues	$13,926	$10,961	$28,002	$22,382
Gross profit	$40,879	$30,486	$67,978	$56,570
Gross margin	74.6%	73.6%	70.8%	71.7%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our account management, research, marketing, sales and data analytics and creative design personnel, as well as fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include data analytics personnel that analyze traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase as we increase the number of sales, sales support, marketing and analytical personnel.

Product Development. Product development expenses consist of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of the properties in the Everyday Health portfolio that we operate. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel. Product development expenses also include fees paid to editorial and technology consultants; other technology costs; and depreciation and amortization expense pertaining to property and equipment and capitalized technology costs, including website and mobile development costs. We expect our investment in product development to increase as we continue to increase our editorial, product development and technology resources, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payors, providers and employers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Revenues:
Advertising and sponsorship revenues	$50,225	$36,882	$86,563	$69,574
Premium services revenues	4,580	4,565	9,417	9,378
Total revenues	54,805	41,447	95,980	78,952
Operating expenses:
Cost of revenues	13,926	10,961	28,002	22,382
Sales and marketing	21,041	12,216	33,766	22,436
Product development	12,187	10,805	24,789	21,567
General and administrative	10,065	7,126	19,869	13,721
Total operating expenses	57,219	41,108	106,426	80,106
Income (loss) from operations	(2,414)	339	(10,446)	(1,154)
Interest expense, net	(1,426)	(585)	(2,379)	(2,448)
Other expense	—	—	—	(4,114)
Loss from operations before benefit (provision) for income taxes	(3,840)	(246)	(12,825)	(7,716)
Benefit (provision) for income taxes	5,534	(349)	6,451	(638)
Net income (loss)	$1,694	$(595)	$(6,374)	$(8,354)

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our total revenues increased 32.2% to $54.8 million during the three months ended June 30, 2015 from $41.5 million during the three months ended June 30, 2014. The $13.3 million increase in total revenues resulted from an increase in advertising and sponsorship revenues, with premium services revenues remaining consistent from period to period. For the three months ended June 30, 2015 and 2014, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 36.2% to $50.2 million during the three months ended June 30, 2015 from $36.9 million during the three months ended June 30, 2014. The $13.3 million increase in advertising and sponsorship revenues was attributable to an increase in the number of advertisers that marketed their products and services on the Everyday Health portfolio compared to the corresponding period in 2014, and an increase in revenue from DD and Cambridge, acquisitions that occurred subsequent to the June 30, 2014 period.

Premium services revenues remained consistent at $4.6 million during the three months ended June 30, 2015 and 2014.

Our total revenues increased 21.6% to $96.0 million during the six months ended June 30, 2015 from $79.0 million during the six months ended June 30, 2014. The $17.0 million increase in total revenues resulted from an increase in advertising and sponsorship revenues, with premium services revenues remaining consistent from period to period. For the six months ended June 30, 2015 and 2014, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 24.4% to $86.6 million during the six months ended June 30, 2015 from $69.6 million during the six months ended June 30, 2014. The $17.0 million increase in advertising and sponsorship revenues was attributable to an increase in the number of advertisers that marketed their products and services on the Everyday Health portfolio compared to the corresponding period in 2014, and an increase in revenue from DD and Cambridge, acquisitions that occurred subsequent to the June 30, 2014 period.

Premium services revenues remained consistent at $9.4 million during the six months ended June 30, 2015 and 2014.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 27.1% to $13.9 million during the three months ended June 30, 2015 from $11.0 million during the three months ended June 30, 2014. The $3.0 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues, as well as an increase in media expense from increased marketing activities in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Cost of revenues also increased in part due to the DD and Cambridge acquisitions which occurred subsequent to the June 30, 2014 period. Cost of revenues as a percentage of total revenues decreased to 25.4% during the three months ended June 30, 2015 from 26.4% for the three months ended June 30, 2014.

Cost of revenues increased 25.1% to $28.0 million during the six months ended June 30, 2015 from $22.4 million during the six months ended June 30, 2014. The $5.6 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues, as well as an increase in media expense from increased marketing activities in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Cost of revenues also increased in part due to the DD and Cambridge acquisitions which occurred subsequent to the June 30, 2014 period. Cost of revenues as a percentage of total revenues increased by 0.9% to 29.2% during the six months ended June 30, 2015 from 28.3% for the six months ended June 30, 2014.

Sales and Marketing. Sales and marketing expenses increased 72.2% to $21.0 million during the three months ended June 30, 2015 from $12.2 million during the three months ended June 30, 2014. This $8.8 million increase was attributable to several factors including: (i) higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues, as well as increased compensation expense relating to the DD and Cambridge acquisitions which occurred subsequent to the June 30, 2014 period, (ii) accrued earnout and retention bonuses totaling $3.0 million related to the DD and Cambridge acquisitions, and (iii) accrued executive transition charges totaling $1.6 million for the separation of an executive from the Company at the end of the second quarter of 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 38.4% during the three months ended June 30, 2015, as compared to 29.5% during the three months ended June 30, 2014.

Sales and marketing expenses increased 50.5% to $33.8 million during the six months ended June 30, 2015 from $22.4 million during the six months ended June 30, 2014. This $11.3 million increase was attributable to several factors including: (i) higher levels of compensation expense, including increased staffing and related compensation for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues, as well as increased compensation expense relating to the DD and Cambridge acquisitions which occurred subsequent to the June 30, 2014 period, (ii) accrued earnout and retention bonuses totaling $3.0 million related to the DD and Cambridge acquisitions, and (iii) accrued executive transition charges totaling $1.6 million for the separation of an executive from the Company at the end of the second quarter of 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 35.2% during the six months ended June 30, 2015, as compared to 28.4% during the six months ended June 30, 2014.

Product Development. Product development expenses increased 12.8% to $12.2 million during the three months ended June 30, 2015 from $10.8 million during the three months ended June 30, 2014. This $1.4 million increase was primarily due to increased staffing and related compensation expense, as well as increased depreciation expense on product development related assets, in part from the DD and Cambridge acquisitions. Product development expenses as a percentage of total revenues decreased to 22.2% during the three months ended June 30, 2015, as compared to 26.1% during the three months ended June 30, 2014.

Product development expenses increased 14.9% to $24.8 million during the six months ended June 30, 2015 from $21.6 million during the six months ended June 30, 2014. This $3.2 million increase was primarily due to increased staffing and related compensation expense, as well as increased depreciation expense on product development related assets, in part from the DD and Cambridge acquisitions. Product development expenses as a percentage of total revenues decreased to 25.8% during the six months ended June 30, 2015, as compared to 27.3% during the six months ended June 30, 2014.

General and Administrative. General and administrative expenses increased 41.2% to $10.1 million during the three months ended June 30, 2015 from $7.1 million during the three months ended June 30, 2014. This $2.9 million increase was primarily due to an increase in intangibles amortization expense of definite-lived intangible assets relating to the DD and Cambridge acquisitions, as well as additional compensation expense relating to these acquisitions which occurred subsequent to the June 30, 2014 period. General and administrative expenses as a percentage of total revenues increased to 18.4% during the three months ended June 30, 2015, as compared to 17.2% during the three months ended June 30, 2014.

General and administrative expenses increased 44.8% to $19.9 million during the six months ended June 30, 2015 from $13.7 million during the six months ended June 30, 2014. This $6.1 million increase was primarily due to an increase in intangibles amortization expense of definite-lived intangible assets relating to the DD and Cambridge acquisitions, as well as additional compensation expense relating to these acquisitions which occurred subsequent to the June 30, 2014 period. General and administrative expenses as a percentage of total revenues increased to 20.7% during the six months ended June 30, 2015, as compared to 17.4% during the six months ended June 30, 2014.

Interest Expense, Net. Interest expense, net, increased 143.8% to $1.4 million during the three months ended June 30, 2015, compared to $0.6 million during the three months ended June 30, 2014. The $0.8 million increase in interest expense was primarily due to the higher level of debt outstanding during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily related to additional borrowings for the DD and Cambridge acquisitions.

Interest expense, net, remained consistent at $2.4 million during the six months ended June 30, 2015 and 2014. Although the average outstanding debt level increased by $51.5 million during the six months ended June 30, 2015 compared with the six months ended June 30, 2014, the interest rate on such debt was considerably lower as a result of the refinancing of our credit facilities completed in March 2014.

Other Expense. Other expense during the six months ended June 30, 2014 consists of certain non-operating expense charges recorded in the first quarter of 2014 totaling $4.1 million, consisting of the write-off of unamortized deferred financing costs of $2.8 million and prepayment fees of $1.0 million in connection with the refinancing of our credit facilities in March 2014, and $0.3 million expense relating to the mark-to-market adjustment on certain preferred stock warrants. There were no similar charges during the three and six months ended June 30, 2015.

Benefit (Provision) for Income Taxes. The benefit (provision) for income taxes was $5.5 million and $(0.3) million during the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $(0.6) million during the six months ended June 30, 2015 and 2014, respectively. As a result of using an estimated annual effective tax rate to determine the tax benefit (provision) during the three and six months ended June 30, 2015, we recorded a tax benefit relating to the pretax loss in such quarters, which is expected to reverse over the remainder of 2015. For the three and six months ended June 30, 2014, the provision for income taxes was based upon the estimated deferred and current tax provision for the year rather than the estimated annual effective tax rate, as the annual results were expected to be at or near breakeven and we believed that using an annual effective tax rate would result in significant variances in the customary relationship between income tax expense (benefit) and pretax income or loss in interim periods.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax (benefit) provision; depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earnout and retention bonus arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; reduction in force severance charges and executive transition charges; loss from discontinued operations; and certain other non-cash charges such as asset impairment charges and preferred stock warrant mark-to-market adjustments. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net income (loss) to Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$1,694	$(595)	$(6,374)	$(8,354)
Add (deduct):
Interest expense, net	1,426	585	2,379	2,448
Income tax (benefit) provision	(5,534)	349	(6,451)	638
Depreciation and amortization expense	5,209	3,592	9,871	7,150
Stock-based compensation expense	2,753	2,950	5,244	4,019
Warrant mark-to-market adjustment	—	—	—	253
Compensation expense related to acquisition earnout and retention bonuses	2,959	51	2,959	135
Write-off of unamortized deferred financing costs	—	—	—	3,861
Executive transition charges	1,736	—	2,886	—
Adjusted EBITDA	$10,243	$6,932	$10,514	$10,150

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended June 30,				Six months ended June 30,
	Depreciation / amortization		Stock compensation (1)		Depreciation / amortization		Stock compensation (1)
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Sales and marketing	$272	$312	$882	$819	$495	$611	$1,829	$1,093
Product development	3,151	2,666	480	745	6,286	5,310	999	1,182
General and administrative	1,786	614	1,391	1,386	3,090	1,229	2,416	1,744
Total expense	$5,209	$3,592	$2,753	$2,950	$9,871	$7,150	$5,244	$4,019

(1)	Stock compensation expense includes charges related to the Company’s ESPP beginning in the second quarter of 2014. Refer to “Note 7 Stock-Based Compensation” in the notes to the consolidated financial statements (unaudited) included in Part I, Item 1 of this Form 10-Q.
24

Liquidity and Capital Resources

Working Capital

As of June 30, 2015, we had cash and cash equivalents of $46.6 million and working capital of $78.0 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2015, we had $112.8 million of borrowings outstanding under our credit facility.

On March 31, 2015, we refinanced our debt. Under our existing credit facility, or the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a $67.8 million term loan. As of June 30, 2015, there was $67.8 million outstanding on the term loan and $45.0 million outstanding on the revolver, with $37.3 million available to be drawn. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of June 30, 2015, the interest rate on our Credit Facility was 4.28%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of June 30, 2015. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

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

Components of Liquidity and Capital Resources

	Six months ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$11,714	$6,938
Net cash used in investing activities	(39,235)	(6,994)
Net cash provided by financing activities	23,426	38,898
Net increase (decrease) in cash and cash equivalents	$(4,095)	$38,842

Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $11.7 million, consisting of a loss of $6.4 million, adjusted for non-cash expenses of $15.2 million, including depreciation and amortization and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided $2.9 million of cash, which was primarily due to a decrease in accounts receivable of $10.6 million from higher collections, partially offset by a $9.4 million increase in prepaid expenses and other current assets relating in part to the income tax benefit recorded in the six months ended June 30, 2015.

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

We used $39.2 million of net cash in investing activities during the six months ended June 30, 2015, consisting of $6.5 million for additions to property and equipment and $32.7 million for purchase price payments relating to the Cambridge acquisition. Net cash used in investing activities was $32.2 million higher than in the six months ended June 30, 2014.

We used $7.0 million of net cash in investing activities during the six months ended June 30, 2014, consisting of $7.4 million for purchases of property and equipment, partially offset by $0.4 million of proceeds from the sale of a business.

Financing Activities

Our financing activities have historically consisted of borrowings and repayments under our credit facilities, and related financing costs, and proceeds from the exercise of stock options. In addition to such activities, upon closing our IPO in April 2014, we received proceeds from our IPO, net of underwriting discounts and commissions and related offering costs.

For the six months ended June 30, 2015, net cash provided by financing activities was $23.4 million. This primarily related to $15.0 million in net borrowings on the revolver portion of our credit facility, and $8.5 million of borrowings on the term loan portion of the facility offset by $0.8 million in principal payments. Additionally, we received $1.8 million in proceeds from the exercise of stock options, which was partially offset by $0.7 million of financing costs paid in connection with amendments to our credit facility and $0.4 million in capital lease payments.

We generated $38.9 million of net cash from financing activities during the six months ended June 30, 2014. This primarily related to net proceeds from the IPO of $70.6 million, partially offset by repayment of the full $32.3 million outstanding on the revolver portion of our credit facility. Additionally, we received $2.1 million in proceeds from the exercise of stock options, which was offset by $2.2 million of financing costs paid in connection with our credit facility refinancing.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $112.8 million of borrowings outstanding under our credit facility as of June 30, 2015 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $5.0 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.1 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Set forth below is a risk facing our business in addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

If we are unsuccessful at integrating or developing the business of Tea Leaves Health, LLC, a recent acquisition, we may not be able to achieve our growth objectives.

In August 2015, we acquired Tea Leaves Health, LLC, or Tea Leaves, a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. To date, we have limited experience in developing software products and services for hospital systems. In addition, acquisitions involve numerous risks, including a potential negative impact on our financial results, difficulty in assimilating the operations and personnel of the acquired business, potential disruption of our ongoing business, and unanticipated expenses and liabilities associated with the acquired business. Our inability to integrate Tea Leaves successfully or to grow the business in the coming years could result in a reduction in expected revenues or revenue growth and/or increased expenses.

Furthermore, the Tea Leaves business must comply with federal and state requirements regarding the use, disclosure, retention and security of patient health information. Failure to comply with any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification, and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with Tea Leaves’ hospital clients. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish a set of basic national privacy and security standards for the protection of certain individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. The Health Information Technology for Economic and Clinical Health Act, or HITECH, makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HIPAA directly applies to covered entities such as Tea Leaves’ hospital clients and, since these clients disclose protected health information to Tea Leaves so that it may use that information to provide certain services to them, Tea Leaves is a business associate of those clients. Any failure or perception of failure of our products or services to meet HIPAA and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty, or enforcement, could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

(1)	On April 30, 2015, we issued 99,881 shares of common stock to an accredited investor pursuant to the net exercise, for no additional consideration, of a warrant to purchase 100,000 shares of common stock at a purchase price of $0.015 per share.

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
30

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

Date: August 12, 2015

