Form 10-Q
period 2015-09-30
Everyday Health, Inc.
filed 2015-11-12
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on November 11, 2015, was 32,366,501.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,050	$50,729
Accounts receivable, net of allowance for doubtful accounts of $758 and $637 as of September 30, 2015 and December 31, 2014, respectively	63,315	68,007
Deferred tax asset	656	656
Prepaid expenses and other current assets	6,904	5,529
Total current assets	105,925	124,921
Property and equipment, net	28,104	25,502
Goodwill	165,537	127,115
Intangible assets, net	45,253	30,716
Other assets	5,450	5,237
Total assets	$350,269	$313,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32,153	$31,722
Deferred revenue	9,807	6,740
Current portion of long-term debt	5,928	3,000
Other current liabilities	13,669	965
Total current liabilities	61,557	42,427
Long-term debt	105,975	87,000
Deferred tax liabilities	7,713	6,673
Other long-term liabilities	5,610	4,105
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value: 90,000,000 shares authorized at September 30, 2015 and December 31, 2014; 32,295,614 and 31,489,196 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	322	314
Treasury stock	(55)	(55)
Additional paid-in capital	307,329	292,117
Accumulated deficit	(138,182)	(119,090)
Total stockholders’ equity	169,414	173,286
Total liabilities and stockholders’ equity	$350,269	$313,491

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Advertising and sponsorship revenues	$49,630	$37,910	$136,193	$107,484
Premium services revenues	4,684	4,414	14,100	13,792
Total revenues	54,314	42,324	150,293	121,276
Operating expenses:
Cost of revenues	15,637	11,006	43,639	33,388
Sales and marketing	18,531	12,213	52,289	34,649
Product development	14,163	10,886	38,952	32,453
General and administrative	10,010	7,504	29,887	21,225
Total operating expenses	58,341	41,609	164,767	121,715
Income (loss) from operations	(4,027)	715	(14,474)	(439)
Interest expense, net	(1,429)	(500)	(3,808)	(2,948)
Other expense	-	-	-	(4,114)
Income (loss) from operations before provision for income taxes	(5,456)	215	(18,282)	(7,501)
Provision for income taxes	(7,262)	(365)	(810)	(1,003)
Net loss	(12,718)	(150)	(19,092)	(8,504)
Series G preferred stock deemed dividend	-	-	-	(8,079)
Net loss attributable to common stockholders	$(12,718)	$(150)	$(19,092)	$(16,583)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.40)	$(0.00)	$(0.60)	$(0.76)

Weighted-average common shares outstanding – basic and diluted	32,138,214	30,404,529	31,807,776	21,962,026

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock				Additional		Total
			Preferred	Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Deficit	Equity

Balance at December 31, 2014	31,489,196	$314	$-	$(55)	$292,117	$(119,090)	$173,286
Exercise of stock options	268,273	3	-	-	1,970	-	1,973
Common stock issued for settlement of restricted stock units, net of 747 shares withheld to satisfy income tax withholding obligations	1,176	-	-	-	(10)	-	(10)
Exercise of warrants	99,881	1	-	-	(1)	-	-
Issuance of common stock in connection with employee stock purchase plan	109,304	1	-	-	1,147	-	1,148
Issuance of common stock in connection with acquisitions	327,784	3	-	-	3,890	-	3,893
Stock based compensation expense	-	-	-	-	8,216	-	8,216
Net loss	-	-	-	-	-	(19,092)	(19,092)
Balance at September 30, 2015	32,295,614	$322	$-	$(55)	$307,329	$(138,182)	$169,414

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(19,092)	$(8,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,157	10,829
Provision for doubtful accounts	176	215
Stock-based compensation	8,216	6,748
Amortization and write-off of financing costs	396	4,309
Asset impairment charge	1,416	—
Provision for deferred income taxes	440	722
Changes in operating assets and liabilities:
Accounts receivable	9,700	7,218
Prepaid expenses and other current assets	(1,125)	316
Accounts payable and accrued expenses	(1,934)	(11,191)
Deferred revenue	2,334	1,636
Other current liabilities	1,862	(101)
Other long-term liabilities	1,724	607
Net cash provided by operating activities	19,270	12,804
Cash flows from investing activities
Additions to property and equipment, net	(10,276)	(11,326)
Proceeds from sale of business	—	400
Payments for businesses purchased, net of cash acquired	(47,316)	—
Payment of security deposits and other assets	125	90
Net cash used in investing activities	(57,467)	(10,836)
Cash flows from financing activities
Net proceeds from common stock issuance	—	70,622
Proceeds from the exercise of stock options	1,881	2,896
Repayments of principal under former revolver credit facility	—	(30,000)
Repayment of principal under former term loan facility	—	(41,333)
Borrowings under revolver credit facility	25,000	32,300
Repayment of principal under revolver credit facility	(10,000)	(32,300)
Borrowings under term loan facility	8,500	40,000
Repayment of principal under term loan facility	(1,597)	(500)
Principal payments on capital lease obligations	(521)	(480)
Tax withholdings related to net share settlements of restricted stock units	(10)	—
Payments of credit facility financing costs	(735)	(2,234)
Net cash provided by financing activities	22,518	38,971
Net increase (decrease) in cash and cash equivalents	(15,679)	40,939
Cash and cash equivalents, beginning of period	50,729	16,242
Cash and cash equivalents, end of period	$35,050	$57,181
Supplemental disclosure of cash flow information
Interest paid	$2,563	$3,027
Income taxes paid	$176	$166
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$3,893	$919
Due to sellers of acquired business	$11,000	$—
Warrants issued in connection with website partner agreement	$—	$1,131
Capital lease obligations incurred	$—	$466
Reclassification of liability warrants to equity warrants	$—	$1,140

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Business

Everyday Health, Inc. (the “Company”) is a leading provider of digital health marketing and communications solutions. The Company was incorporated in the State of Delaware in January 2002 as Agora Media Inc., and changed its name to Waterfront Media Inc. in January 2004. In January 2010, the Company changed its name to Everyday Health, Inc. to better align its corporate identity with the Everyday Health brand.

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2015 presentation.

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

Cost of Revenues

Cost of revenues consists principally of the expenses associated with aggregating the total audience across the Company’s portfolio of websites, including (i) royalty expenses for licensing content for certain websites within the portfolio and for the portion of advertising revenue the Company pays to the owners of certain other websites within the portfolio, and (ii) media costs associated with audience aggregation activities. Cost of revenues also includes physician honoraria fees, credit card fees and service charges associated with subscription fees for the Company’s premium services.

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

Other Expense

There were no charges reflected as other expense in the nine months ended September 30, 2015. In connection with the refinancing of its credit facilities in March 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2014.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the three and nine months ended September 30, 2015, an impairment charge of $1,416 was recorded related to certain software development projects which the Company has decided not to move forward with. The $1,416 charge is included in product development expense in the accompanying consolidated statements of operations. There were no indicators of impairment of the Company’s property and equipment during the nine months ended September 30, 2014.

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

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This amendment was originally to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 and early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued updated guidance on business combinations accounting requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be retrospectively recorded in prior period financial information. The amended guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The standard is to be applied prospectively, with early adoption permitted. The Company does not expect the impact of the adoption of this guidance to be material to the consolidated financial statements.

3. Acquisitions

Tea Leaves

In August 2015, the Company acquired 100% of the limited liability company membership interests of Tea Leaves Health, LLC (“Tea Leaves”), a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. The purchase price was valued at $29,893, consisting of (i) $15,000 in cash paid at closing, (ii) 327,784 shares of the Company’s common stock valued at $3,893, issued at closing and held in escrow for potential post-closing working capital and/or indemnification claims, and (iii) $11,000 to be paid within six months of closing in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in the Company’s sole discretion. In addition to the purchase price, the former members of Tea Leaves are eligible to receive an additional $20,000 (50% in cash and 50% in shares of the Company’s common stock) based on the achievement of a specified Tea Leaves financial target as of December 31, 2016, as set forth in the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Tea Leaves through December 31, 2016, and, if earned, is due to be paid in the first quarter of 2017. In the three months ended September 30, 2015, there was no earn-out accrual recorded with respect to the December 31, 2016 financial target. The Company expects that the Tea Leaves acquisition will enable the Company to offer an integrated suite of solutions that will allow hospital systems to target both consumers and physicians and to provide measurable return on investment for their strategic planning and marketing efforts.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on a preliminary basis based on the respective fair values, subject to change for any working capital adjustment that may arise. The results of operations of Tea Leaves, which are not material to the consolidated operating results for the three months ended September 30, 2015, have been included in the accompanying consolidated financial statements from August 6, 2015, the closing date of the acquisition.

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

Cash and cash equivalents	$296
Accounts receivable	778
Other current assets	19
Property and equipment	3,404
Intangible assets	3,410
Goodwill	23,514
Deferred revenue	(535)
Accounts payable and accrued expenses	(993)
Total consideration	$29,893

Cambridge

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation at closing was comprised of convertible notes that could either convert into shares of the Company’s common stock or be paid in cash at the discretion of the Company. The Company paid the $8,000 obligation in cash in May 2015. As a result of a $134 working capital adjustment, the fair value of the total consideration amounts to $32,139. In addition to the purchase price described above, the former members of Cambridge are eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment is due to be paid in the first quarter of 2016. The Company records any such earn-out as compensation expense for the applicable period. During the three and nine months ended September 30, 2015, the Company accrued $1,360 and $3,630, respectively, in compensation expense for this earn-out, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company expects that the acquisition will broaden its strategic marketing and communications solutions to pharmaceutical brands targeting orphan and rare disease segments in the market.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on a preliminary basis based on the respective fair values. The results of operations of Cambridge have been included in the consolidated financial statements of the Company from March 20, 2015, the closing date of the acquisition. The consolidated statements of operations for the three and nine months ended September 30, 2015 include revenue of $6,574 and $12,618, respectively, and pretax income of $2,164 and $4,151, respectively, attributable to Cambridge. Additionally, for the three and nine months ended September 30, 2015, acquisition-related costs of $0 and $186, respectively, are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Accounts receivable	$4,406
Other current assets	137
Property and equipment	783
Intangible assets	14,280
Goodwill	15,442
Accounts payable and accrued expenses	(2,659)
Deferred revenue	(197)
Other current liabilities	(53)
Total consideration	$32,139

Pro Forma Information

In accordance with Accounting Standards Codification (“ASC”) Topic 805, presented below are unaudited pro forma results for the three and nine months ended September 30, 2015 and 2014 to show the effect on the Company’s consolidated results of operations as if the Cambridge acquisition had been consummated on January 1, 2014.

	Unaudited Pro Forma Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$54,314	$46,655	$154,560	$132,694
Income (loss) from operations before provision for income taxes	$(5,456)	$747	$(17,580)	$(6,899)

The unaudited pro forma results give effect to pro forma events that are directly attributable to the assumed acquisition, factually supportable, and expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments primarily related to amortization expense associated with acquired intangible assets and incremental interest expense related to additional borrowings on the Company’s Credit Facility (as defined below) used to fund the Cambridge acquisition. The unaudited pro forma results are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in future periods.

4. Goodwill and Other Intangible Assets

During the nine months ended September 30, 2015, goodwill of $38,956 and definite-lived intangible assets of $17,690 were recorded in connection with the Cambridge and Tea Leaves acquisitions (see Note 3). The preliminary value of the intangible assets acquired in connection with the Cambridge acquisition consists of customer relationships of $8,810 and trade names of $5,470, each of which has an estimated useful life of 10 years. The preliminary value of the intangible assets acquired in connection with the Tea Leaves acquisition consists of customer relationships of $2,510 and trade names of $900, which have estimated useful lives of 10 years and 3 years, respectively. Additionally, goodwill decreased by $534 and definite-lived intangible assets increased by $1,470 during the nine months ended September 30, 2015 from working capital adjustments and a revision to the preliminary fair value allocation of assets acquired and liabilities assumed related to a November 2014 acquisition.

The carrying value of the Company’s goodwill was $165,537 as of September 30, 2015. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2014. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $45,253 at September 30, 2015, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the nine months ended September 30, 2015 and 2014.

Definite-lived intangible assets consist of the following:

	September 30, 2015				December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$40,090	$(13,463)	$26,627	9.2	$27,300	$(11,247)	$16,053	9.5
Trade names	24,985	(6,359)	18,626	6.6	18,615	(4,370)	14,245	6.5
Other intangibles	3,900	(3,900)	—	0.0	3,900	(3,482)	418	0.7
Total	$68,975	$(23,722)	$45,253		$49,815	$(19,099)	$30,716

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,695 and $545 for the three months ended September 30, 2015 and 2014, respectively, and $4,623 and $1,636 for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2015 (October 1st to December 31st)	$1,507
2016	6,071
2017	6,063
2018	5,755
2019	5,574
Thereafter	20,283
Total	$45,253

5. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with an acquisition, the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was amended twice to, among other things, (i) consent to the acquisition of Cambridge, (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. All other materials terms of the credit facility, including the applicable maturity dates, remained unchanged by the March 2015 amendments. In August 2015, the Company entered into a third amendment to the amended and restated credit facility (as amended, the “Credit Facility”) to modify a certain defined term; however, all other material terms and conditions of the Credit Facility remained unchanged by the August 2015 amendment.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of September 30, 2015, the interest rate on the Credit Facility was 4.28%. As of September 30, 2015, there was $66,903 outstanding on the Term Loan and $45,000 outstanding on the Revolver, with $37,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of September 30, 2015.

In connection with the March 2014 refinancing and the November 2014 amendment, the Company incurred financing costs totaling $2,899 and, in connection with the amendments during the nine months ended September 30, 2015, the Company incurred financing costs of $735, each of which has been deferred and is being amortized using the effective interest rate method through the final maturities of the Credit Facility. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. Amortization expense relating to deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

6. Common Stock and Preferred Stock

As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding. The redeemable convertible preferred stock, Series A-G (collectively, the “Preferred Stock”), which was outstanding at the time of the Company’s IPO, fully converted to common stock in connection with the IPO.

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

7. Stock-Based Compensation

The Company has granted non-statutory stock options and restricted stock unit awards to employees, directors and consultants of the Company pursuant to its 2003 Stock Option Plan, as amended (the “2003 Plan”), and 2014 Equity Incentive Plan (the “2014 Plan”), which became effective immediately upon the signing of the underwriting agreement related to the IPO on March 27, 2014. Upon the effectiveness of the 2014 Plan, no additional awards have been or will be granted under the 2003 Plan. The 2014 Plan provides for the grant of stock options, restricted stock units, and other awards based on the Company’s common stock.

As of September 30, 2015, 285,753 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	5,893,698	$9.94	6.48	$29,249
Granted	929,265	12.09
Exercised	(268,273)	7.35
Cancelled	(274,474)	12.47
Outstanding at September 30, 2015	6,280,216	$10.27	5.57	$5,734
Exercisable at September 30, 2015	4,141,403	$8.89	4.29	$5,505

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $112 and $112, respectively, for the three months ended September 30, 2015, and $745 and $1,129, respectively, for the three months ended September 30, 2014. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $1,881 and $1,388, respectively, for the nine months ended September 30, 2015, and $2,896 and $4,354, respectively, for the nine months ended September 30, 2014.

The weighted-average fair value per share at date of grant for options granted was $5.36 and $7.73 during the nine months ended September 30, 2015 and 2014, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the nine months ended September 30, 2015 and 2014:

11

	2015	2014
Volatility	43.40%	49.42%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.73%	1.92%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $1,471 and $2,331 for the three months ended September 30, 2015 and 2014, respectively, and $4,940 and $5,942 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, there was approximately $5,381 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was $5,183 and $2,800, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the awardholder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the nine months ended September 30, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$-
Granted (1)	691,538	12.01
Vested	(1,923)	11.99
Cancelled	(24,397)	11.99
Outstanding at September 30, 2015	665,218	$12.01

(1)	RSUs granted during the nine months ended September 30, 2015 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria.

Total stock-based compensation expense related to RSUs was $1,343 and $2,867 for the three and nine months ended September 30, 2015, respectively. As RSUs were issued for the first time in March 2015, there was no stock-based compensation expense related to RSUs in 2014.

At September 30, 2015, there was approximately $4,611 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.24 years.

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

The Company’s second purchase period commenced in November 2014 and ended in May 2015. During the nine months ended September 30, 2015, employees purchased 109,304 shares of common stock pursuant to the ESPP at an exercise price of $10.51. As of September 30, 2015, 567,403 shares of common stock were reserved for future issuance under the ESPP.

For the three months ended September 30, 2015 and 2014, charges incurred under the ESPP totaled $158 and $399, respectively. For the nine months ended September 30, 2015 and 2014, charges incurred under the ESPP totaled $409 and $806, respectively.

There was $207 of total unrecognized compensation cost related to purchase rights under the ESPP as of September 30, 2015. This cost is expected to be recognized over a weighted average period of less than one year.

8. Net Loss Attributable to Common Stockholders per Common Share

Basic net loss attributable to common stockholders per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss attributable to common stockholders per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units, and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three and nine months ended September 30, 2015 and 2014, the Company had such potentially dilutive securities outstanding which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive.

The following securities were outstanding for the periods presented below and have been excluded from the calculation of diluted net loss attributable to common stockholders per common share because the effect is anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Warrants to purchase common stock (1)	43,782	217,491	87,738	416,667
Warrants to purchase redeemable convertible preferred stock (1)	—	140,084	—	145,763
Redeemable convertible preferred stock (1)	—	—	—	6,025,555
Stock option awards	6,344,941	6,535,002	6,287,716	6,228,882
Unvested RSU awards	629,432	—	428,260	—
Employee stock purchase plan	66,157	84,751	69,102	35,622
Total weighted-average anti-dilutive securities	7,084,312	6,977,328	6,872,816	12,852,489

(1)	Upon closing of the IPO on April 2, 2014, all of the Company's outstanding redeemable convertible preferred stock automatically converted into shares of common stock. In addition, the outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, or were automatically exercised upon closing of the IPO.

9. Income Taxes

The Company’s annual net tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. For each of the quarters ended March 31, 2015 and June 30, 2015, a tax benefit was recorded based on pre-tax losses in such quarters and an estimate of the Company’s annual effective tax rate (“AETR”), adjusted for discrete items arising in the quarter. During the three months ended September 30, 2015, the Company has determined its annual results are expected to be at or near breakeven for the year, which results in the Company being unable to make a reliable estimate of its annual effective tax rate. Accordingly, the determined actual effective tax rate for the year-to-date period is the best estimate of the annual effective tax rate, which primarily consists of ratable income taxes it expects for the year ending December 31, 2015. Based on this, the Company recorded an income tax provision of $7,262 and $810 for the three and nine months ended September 30, 2015, respectively. The income tax provision of $810 primarily consists of a deferred and current tax provision offset by a one-time tax benefit of $601 related to the release of a valuation allowance from finalizing the purchase price valuation of a November 2014 acquisition.

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

11. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition in the consolidated financial statements or disclosure in these related notes thereto.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everyday Health, Inc., or “we” or “us,” is a leading provider of digital health marketing and communications solutions. By combining premium health and wellness content with our sophisticated proprietary data assets and analytics tools, we enable consumers to manage their health, healthcare professionals to stay informed and make better decisions for their patients, and marketers to communicate and engage with consumers and healthcare professionals. Our properties fall into the following categories: (i) properties that we own and/or operate in partnership with leading offline providers of health content or prominent health and wellness experts and personalities, including Everyday Health, MedPage Today, DoctorDirectory.com, Cambridge BioMarketing, Tea Leaves Health, What to Expect, Dr. Sanjay Gupta, Jillian Michaels and The South Beach Diet; and (ii) properties where we manage and sell advertising opportunities on behalf of third parties, including MayoClinic.org and Drugstore.com. We utilize our proprietary technology, together with our extensive data assets, to personalize the content experience, empower our users to make more-informed health decisions and drive better health outcomes. We deliver our content and solutions whenever, wherever and however a user makes a health-related decision through multiple channels, including desktop, mobile web, and mobile phone and tablet applications, as well as video and social media.

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

We have also recently begun to focus on leveraging our existing assets to generate revenue from new customer channels across the broader healthcare landscape, particularly payers and providers. Specifically, the goal of our new healthcare solutions business is to utilize our large, highly-engaged audience, premium content and tools, and advanced data and analytics capabilities to engage and influence consumers and healthcare professionals on behalf of entities such as health insurers and hospitals. In August 2015, we acquired Tea Leaves Health, LLC, or Tea Leaves, a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. We believe there is a significant revenue opportunity in providing hospital systems with marketing solutions to target both consumers and physicians and to provide measurable ROI for their strategic planning and marketing efforts.

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

•	Average Advertising and Sponsorship Revenues per Advertiser. Average advertising and sponsorship revenues per advertiser is our advertising and sponsorship revenues from advertisers that marketed their products and services on the Everyday Health portfolio during a specific period divided by the total number of advertisers. We use this metric to assess our success in expanding our advertising and sponsorship relationships and increasing our market share of advertising dollars from each of our customers.

The following represents our recent performance with respect to this key metric:

	Three months ended September 30, (1)
	2015	2014
Advertising and sponsorship revenues per advertiser (in thousands)	$212.1	$214.2

(1)	Based on 227 and 177 total advertisers for the three months ended September 30, 2015 and 2014, respectively. With respect to DD, which was acquired in November 2014, only ROI-based marketing campaigns for pharmaceutical clients are included in the figures for the three months ended September 30, 2015.

Revenues

We generate revenues primarily through advertising and sponsorships, and premium services, including subscriptions and licensing fees.

Our advertising and sponsorship revenues, also referred to as marketing solutions revenue, consist primarily of revenues generated from:

•	display advertisements on properties in the Everyday Health portfolio and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships within the Everyday Health portfolio, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	our Health Reach marketing programs that allow marketers the opportunity to target specific audiences outside of the Everyday Health portfolio using our audience data and analytics;

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers; and

•	marketing programs that are sold based on a time and materials basis.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns, including our interactive brand sponsorships. Revenues delivered via mobile channels increased 12.8% to $49.5 million in the first nine months of 2015 from $43.9 million in the first nine months of 2014.

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

Our premium services revenues consist primarily of revenues generated from subscriptions sold to individuals who purchase access for a defined period of time to one or more of the properties in the Everyday Health portfolio. Our subscription services are designed to provide the consumer with the ability to access consumer health content from well-recognized sources, and to personalize or customize a specific health or wellness program. In addition, by virtue of our acquisition of Tea Leaves in August 2015, premium services revenues include fees generated from the license of Tea Leaves’ SaaS-based marketing and analytics platform to hospital systems.

Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues. As a result, the mix of our total revenues from advertising and sponsorship services and premium services has changed. In the three and nine months ended September 30, 2015, our advertising and sponsorship revenues accounted for 91.4% and 90.6% of total revenues, respectively, compared to 89.6% and 88.6% in the three and nine months ended September 30, 2014, respectively. In the three and nine months ended September 30, 2015, our premium services revenues accounted for 8.6% and 9.4% of total revenues, respectively, compared to 10.4% and 11.4% in the three and nine months ended September 30, 2014. Our recent acquisition of Tea Leaves may alter these trends in the future.

The timing of our revenues is affected by certain seasonal factors. Our advertising and sponsorship revenues are traditionally the lowest in the first quarter of the year, due primarily to the seasonal spend patterns of our advertising customers, and increases thereafter with the highest advertising and sponsorship revenues in the fourth quarter of the year. Conversely, due to high consumer demand for diet and fitness programs at the start of each year associated with annual resolutions to live healthier lifestyles, we traditionally increase our media expenditures in the first calendar quarter to promote properties in the Everyday Health portfolio that focus on diet and fitness. As a result of these trends, our gross margin tends to be lowest in the first quarter of each calendar year, typically increasing thereafter. We anticipate that, as our revenues increase, our gross profit will continue to increase while our period-over-period gross margin may not increase commensurately.

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

• royalty payments to the Everyday Health portfolio partners; and

• to a lesser extent, physician honoraria fees, transaction processing costs associated with subscription fees for our premium services, ad serving and other expenses.

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

Both our revenues and gross profit increased for the three and nine months ended September 30, 2015, compared to the prior year periods, as shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Revenues	$54,314	$42,324	$150,293	$121,276
Revenue growth	28.3%	20.7%	23.9%	18.0%
Cost of revenues	$15,637	$11,006	$43,639	$33,388
Gross profit	$38,677	$31,318	$106,654	$87,888
Gross margin	71.2%	74.0%	71.0%	72.5%

We expect our gross profit to continue to improve in the near term as we continue to aggregate our audience more efficiently and enhance our monetization capabilities across the entire Everyday Health portfolio. While we expect our cost of revenues to continue to increase on an absolute basis in the foreseeable future, we do not believe that any such increases will negatively impact our gross profit or Adjusted EBITDA since we anticipate that the growth in our total revenues will continue to exceed the increase in our cost of revenues on a year-over-year basis.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our sales and account management, research, marketing, data analytics and creative design personnel, as well as fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include data analytics personnel that analyze traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase as we increase the number of sales, sales support, marketing and analytical personnel.

Product Development. Product development expenses consist of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of the properties in the Everyday Health portfolio that we operate. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel. Product development expenses also include fees paid to editorial and technology consultants; other technology costs; and depreciation and amortization expense pertaining to property and equipment and capitalized technology costs, including website and mobile development costs. We expect our investment in product development to increase as we continue to increase our editorial, product development and technology resources, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payers, providers and employers.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Revenues:
Advertising and sponsorship revenues	$49,630	$37,910	$136,193	$107,484
Premium services revenues	4,684	4,414	14,100	13,792
Total revenues	54,314	42,324	150,293	121,276
Operating expenses:
Cost of revenues	15,637	11,006	43,639	33,388
Sales and marketing	18,531	12,213	52,289	34,649
Product development	14,163	10,886	38,952	32,453
General and administrative	10,010	7,504	29,887	21,225
Total operating expenses	58,341	41,609	164,767	121,715
Income (loss) from operations	(4,027)	715	(14,474)	(439)
Interest expense, net	(1,429)	(500)	(3,808)	(2,948)
Other expense	-	-	-	(4,114)
Income (loss) from operations before provision for income taxes	(5,456)	215	(18,282)	(7,501)
Provision for income taxes	(7,262)	(365)	(810)	(1,003)
Net loss	$(12,718)	$(150)	$(19,092)	$(8,504)

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our total revenues increased 28.3% to $54.3 million during the three months ended September 30, 2015 from $42.3 million during the three months ended September 30, 2014. The $12.0 million increase in total revenues consisted of a $11.7 million increase in advertising and sponsorship revenues and a $0.3 million increase in premium services revenues. For the three months ended September 30, 2015 and 2014, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 30.9% to $49.6 million during the three months ended September 30, 2015 from $37.9 million during the three months ended September 30, 2014. The $11.7 million increase in advertising and sponsorship revenues was primarily attributable to an increase in revenue from our professional business, which includes DD and Cambridge, which were acquired subsequent to the September 30, 2014 period.

Premium services revenues increased 6.1% to $4.7 million during the three months ended September 30, 2015 from $4.4 million during the three months ended September 30, 2014. The $0.3 million increase in premium services revenues resulted from an increase in revenue from our payer/provider business, which includes Tea Leaves, which was acquired subsequent to the September 30, 2014 period.

Our total revenues increased 23.9% to $150.3 million during the nine months ended September 30, 2015 from $121.3 million during the nine months ended September 30, 2014. The $29.0 million increase in total revenues consisted of an increase in advertising and sponsorship revenues of $28.7 million and a $0.3 million increase in premium services revenues. For the nine months ended September 30, 2015 and 2014, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 26.7% to $136.2 million during the nine months ended September 30, 2015 from $107.5 million during the nine months ended September 30, 2014. The $28.7 million increase in advertising and sponsorship revenues was primarily attributable to an increase in revenue from our professional business, which includes DD and Cambridge, which were acquired subsequent to the September 30, 2014 period.

Premium services revenues increased 2.2% to $14.1 million during the nine months ended September 30, 2015 from $13.8 million during the nine months ended September 30, 2014. The $0.3 million increase in premium services revenues resulted from an increase in revenue from our payer/provider business, which includes Tea Leaves, which was acquired subsequent to the September 30, 2014 period.

Costs and Expenses

Cost of Revenues.  Cost of revenues increased 42.1% to $15.6 million during the three months ended September 30, 2015 from $11.0 million during the three months ended September 30, 2014. The $4.6 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues, as well as an increase in media expense from increased marketing activities in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Cost of revenues also increased in part due to the DD acquisition which occurred subsequent to the September 30, 2014 period. Cost of revenues as a percentage of total revenues increased by 1.9% to 27.9% during the three months ended September 30, 2015 from 26.0% for the three months ended September 30, 2014.

Cost of revenues increased 30.7% to $43.6 million during the nine months ended September 30, 2015 from $33.4 million during the nine months ended September 30, 2014. The $10.2 million increase in cost of revenues was primarily attributable to an increase in royalties to our portfolio partners commensurate with the increase in advertising and sponsorship revenues, as well as an increase in media expense from increased marketing activities in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Cost of revenues also increased in part due to the DD acquisition which occurred subsequent to the September 30, 2014 period. Cost of revenues as a percentage of total revenues increased by 1.2% to 28.7% during the nine months ended September 30, 2015 from 27.5% for the nine months ended September 30, 2014.

Sales and Marketing. Sales and marketing expenses increased 51.7% to $18.5 million during the three months ended September 30, 2015 from $12.2 million during the three months ended September 30, 2014. This $6.3 million increase was attributable to several factors including: (i) higher levels of compensation expense, including increased compensation for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues, as well as increased compensation expense relating to the DD and Cambridge acquisitions which occurred subsequent to the September 30, 2014 period, and (ii) accrued earn-out and retention bonuses totaling $1.6 million related to the DD and Cambridge acquisitions. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 33.1% during the three months ended September 30, 2015, as compared to 28.9% during the three months ended September 30, 2014.

Sales and marketing expenses increased 50.9% to $52.3 million during the nine months ended September 30, 2015 from $34.7 million during the nine months ended September 30, 2014. This $17.6 million increase was attributable to several factors including: (i) higher levels of compensation expense, including increased compensation for the sales development, sales operations and data analytics teams associated with generating and supporting increased advertising and sponsorship revenues, as well as increased compensation expense relating to the DD and Cambridge acquisitions which occurred subsequent to the September 30, 2014 period, (ii) accrued earn-out and retention bonuses totaling $4.6 million related to the DD and Cambridge acquisitions, and (iii) accrued executive transition charges totaling $1.6 million for the separation of an executive from the Company at the end of the second quarter of 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 34.4% during the nine months ended September 30, 2015, as compared to 28.6% during the nine months ended September 30, 2014.

Product Development. Product development expenses increased 30.1% to $14.2 million during the three months ended September 30, 2015 from $10.9 million during the three months ended September 30, 2014. This $3.3 million increase was primarily due to a $1.4 million asset impairment charge recorded during the third quarter of 2015 related to certain software development projects which the Company has decided not to move forward with, as well as increased staffing and related compensation expense, and increased depreciation expense on product development related assets, in part from the DD acquisition. Product development expenses as a percentage of total revenues decreased to 25.3% during the three months ended September 30, 2015, as compared to 25.7% during the three months ended September 30, 2014.

Product development expenses increased 20.0% to $39.0 million during the nine months ended September 30, 2015 from $32.5 million during the nine months ended September 30, 2014. This $6.5 million increase was primarily due to a $1.4 million asset impairment charge recorded during the third quarter of 2015 related to certain software development projects which the Company has decided not to move forward with, as well as increased staffing and related compensation expense, and increased depreciation expense on product development related assets, in part from the DD acquisition. Product development expenses as a percentage of total revenues decreased to 25.6% during the nine months ended September 30, 2015, as compared to 26.8% during the nine months ended September 30, 2014.

General and Administrative. General and administrative expenses increased 33.4% to $10.0 million during the three months ended September 30, 2015 from $7.5 million during the three months ended September 30, 2014. This $2.5 million increase was primarily due to an increase in intangibles amortization expense of definite-lived intangible assets relating to the DD and Cambridge acquisitions, as well as additional compensation expense relating to these acquisitions which occurred subsequent to the September 30, 2014 period. General and administrative expenses as a percentage of total revenues increased to 17.9% during the three months ended September 30, 2015, as compared to 17.7% during the three months ended September 30, 2014.

General and administrative expenses increased 40.8% to $29.9 million during the nine months ended September 30, 2015 from $21.2 million during the nine months ended September 30, 2014. This $8.7 million increase was attributable to several factors, including: (i) an increase in intangibles amortization expense of definite-lived intangible assets relating to the DD and Cambridge acquisitions, (ii) higher levels of compensation and non-cash stock compensation expense, including additional compensation expense relating to acquisitions which occurred subsequent to the September 30, 2014 period, and (iii) accrued executive transition charges totaling $1.3 million for the separation of certain executives from the Company in the first and second quarters of 2015. General and administrative expenses as a percentage of total revenues increased to 19.7% during the nine months ended September 30, 2015, as compared to 17.5% during the nine months ended September 30, 2014.

Interest Expense, Net. Interest expense, net, increased 185.8% to $1.4 million during the three months ended September 30, 2015, compared to $0.5 million during the three months ended September 30, 2014. The $0.9 million increase in interest expense was primarily due to the higher level of debt outstanding during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily related to additional borrowings for the DD and Cambridge acquisitions.

Interest expense, net, increased 29.2% to $3.8 million during the nine months ended September 30, 2015, compared to $2.9 million during the nine months ended September 30, 2014. The $0.9 million increase in interest expense was primarily to the higher levels of outstanding debt during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily related to the additional borrowings for the DD and Cambridge acquisitions.

Other Expense. Other expense during the nine months ended September 30, 2014 consists of certain non-operating expense charges recorded in the first quarter of 2014 totaling $4.1 million, consisting of the write-off of unamortized deferred financing costs of $2.8 million and prepayment fees of $1.0 million in connection with the refinancing of our credit facilities in March 2014, and $0.3 million expense relating to the mark-to-market adjustment on certain preferred stock warrants. There were no similar charges during the three and nine months ended September 30, 2015.

Provision for Income Taxes. The provision for income taxes was $7.3 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively. For each of the quarters ended March 31, 2015 and June 30, 2015, a tax benefit was recorded based on pre-tax losses in such quarters and an estimate of the Company’s annual effective tax rate, adjusted for discrete items during the quarter. During the three months ended September 30, 2015, it was determined that the Company’s annual results were expected to be at or near breakeven for the year, which results in the Company using the actual effective tax rate for the year-to-date period. As such, the Company reversed $5.9 million of tax benefit recognized during the first six months of the year during the three months ended September 30, 2015, calculated using the estimated annual effective tax rate. The increase in provision for income taxes is attributable to the fact that the Company calculated the prior quarter tax provision using the estimated annual effective tax rate, which was reversed during the three months ended September 30, 2015, compared to one quarter of estimated income taxes recorded in the same 2014 period, and an increase in the estimated deferred and current tax provision as a result of acquisitions during 2015.

Provision for income taxes remained relatively consistent at $0.8 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax (benefit) provision; depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earnout and retention bonus arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; reduction in force severance charges and executive transition charges; contract settlement charges; loss from discontinued operations; and certain other non-cash charges such as asset impairment charges and preferred stock warrant mark-to-market adjustments. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net loss to Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(12,718)	$(150)	$(19,092)	$(8,504)
Add:
Interest expense, net	1,429	500	3,808	2,948
Income tax provision	7,262	365	810	1,003
Depreciation and amortization expense	5,286	3,679	15,157	10,829
Stock-based compensation expense	2,972	2,729	8,216	6,748
Warrant mark-to-market adjustment	-	-	-	252
Compensation expense related to acquisition earnout and retention bonuses	1,628	-	4,587	135
Write-off of unamortized deferred financing costs	-	-	-	3,861
Executive transition charges	-	-	2,886	-
Contract settlement charge	1,725	-	1,725	-
Asset impairment charge	1,416	-	1,416	-
Adjusted EBITDA	$9,000	$7,123	$19,513	$17,272

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended September 30,				Nine months ended September 30,
	Depreciation /		Stock		Depreciation /		Stock
	amortization		compensation (1)		amortization		compensation (1)
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Sales and marketing	$268	$329	$954	$753	$763	$940	$2,783	$1,846
Product development	3,248	2,734	526	599	9,534	8,045	1,525	1,781
General and administrative	1,770	616	1,492	1,377	4,860	1,844	3,908	3,121
Total expense	$5,286	$3,679	$2,972	$2,729	$15,157	$10,829	$8,216	$6,748

(1)	Stock compensation expense includes charges related to the Company’s ESPP beginning in the second quarter of 2014. Refer to “Note 7 Stock-Based Compensation” in the notes to the consolidated financial statements (unaudited) included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Working Capital

As of September 30, 2015, we had cash and cash equivalents of $35.1 million and working capital of $44.4 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2015, we had $111.9 million of borrowings outstanding under our credit facility.

On March 31, 2015, we refinanced our debt. Under our existing credit facility, or the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a term loan. As of September 30, 2015, there was $66.9 million outstanding on the term loan and $45.0 million outstanding on the revolver, with $37.3 million available to be drawn. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of September 30, 2015, the interest rate on our Credit Facility was 4.28%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of September 30, 2015. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Operating and Capital Expenditure Requirements

Our principal uses of cash historically have been to fund operating losses, finance business acquisitions and capital expenditures relating to purchases of property and equipment to support our infrastructure and capitalized product development costs. We currently expect that our existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund our anticipated cash needs for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our marketing solutions, including the impact of changes in advertiser spending behavior, and by other factors outside of our control, including general economic conditions, as well as the other risks to our business discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Our cash requirements going forward may require us to raise additional funds through borrowing or the issuance of additional equity or equity-linked securities. Any increase in the amount of our borrowings will result in an increase in our interest expense. Future issuance of equity or equity-linked securities will result in dilution to the holders of our common stock. In addition, if the banking system or the financial markets are volatile, our ability to raise additional debt or equity capital could be adversely affected. Additional financing may not be available on commercially reasonable terms or at all.

Components of Liquidity and Capital Resources

	Nine months ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$19,270	$12,804
Net cash used in investing activities	(57,467)	(10,836)
Net cash provided by financing activities	22,518	38,971
Net increase (decrease) in cash and cash equivalents	$(15,679)	$40,939

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $19.3 million, consisting of a net loss of $19.1 million, adjusted for non-cash expenses of $25.8 million, including depreciation and amortization, non-cash stock-based compensation expense and the asset impairment charge recognized in the third quarter of 2015. Additionally, changes in operating assets and liabilities provided $12.6 million of cash, which was primarily due to a decrease in accounts receivable of $9.7 million from higher collections, an increase in deferred revenue of $2.3 million and an increase in other current liabilities of $1.9 million, partially offset by a $1.9 million increase in accounts payable and accrued expenses due to the timing of vendor payments.

For the nine months ended September 30, 2014, net cash provided by operating activities was $12.8 million, consisting of a net loss of $8.5 million, adjusted for non-cash expenses of $22.8 million, including depreciation and amortization, non-cash stock-based compensation expense and amortization and write-off of financing costs. Additionally, changes in operating assets and liabilities resulted in the use of $1.5 million of cash, which was primarily due to a $11.2 million decrease in accounts payable and accrued expenses due to the timing of vendor payments, partially offset by a decrease in accounts receivable of $7.2 million from higher collections and an increase in deferred revenue of $1.6 million.

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, internally developed software and website development costs, and leasehold improvements. Additionally, our investing activities included payments made to acquire businesses.

We used $57.5 million of net cash in investing activities during the nine months ended September 30, 2015, consisting of $10.3 million for additions to property and equipment and $47.3 million for purchase price payments relating to the Cambridge and Tea Leaves acquisitions. Net cash used in investing activities was $46.6 million higher than in the nine months ended September 30, 2014.

We used $10.8 million of net cash in investing activities during the nine months ended September 30, 2014, primarily for additions to property and equipment of $11.3 million, partially offset by $0.4 million of proceeds from the sale of a business.

Financing Activities

Our financing activities have historically consisted of borrowings and repayments under our credit facilities, and related financing costs, and proceeds from the exercise of stock options. In addition to such activities, upon closing our IPO in April 2014, we received proceeds from our IPO, net of underwriting discounts and commissions and related offering costs.

For the nine months ended September 30, 2015, net cash provided by financing activities was $22.5 million. This primarily related to $15.0 million in net borrowings on the revolver portion of our credit facility, and $8.5 million of borrowings on the term loan portion of the facility offset by $1.6 million in principal payments. Additionally, we received $1.9 million in proceeds from the exercise of stock options, which was partially offset by $0.7 million of financing costs paid in connection with amendments to our credit facility and $0.5 million in capital lease payments.

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

Interest Rate Risk.  Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $111.9 million of borrowings outstanding under our credit facility as of September 30, 2015 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $5.0 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.1 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Please refer to Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015, and Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 12, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended September 30, 2015, we did not identify any additional risk factors or any material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

  Pursuant to an agreement entered into on August 6, 2015, we issued an aggregate of 327,784 shares of common stock to be held in escrow on behalf of five accredited investors in connection with an acquisition of all the outstanding limited liability company membership interests of a company. As a result of a post-closing working capital adjustment, 18,251 of such shares were subsequently cancelled on November 4, 2015.

All shares of common stock issued or issuable as part of the foregoing acquisition were issued, or will be issued, in a private placement and without registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The exemption from registration pursuant to Regulation D is based on, among other things, representations from each of the members of the acquired company to the effect that such person is an “accredited investor” within the meaning of Rule 501 of Regulation D.

(b)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of August 6, 2015, by and among Everyday Health, Inc., Tea Leaves Health, LLC, Reuben Kennedy, as the Sellers’ Representative, and the Sellers named therein. (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (3)

10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on August 11, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(3)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(4)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 12, 2015

