Form 10-K
period 2015-12-31
Everyday Health, Inc.
filed 2016-03-11
CIK 1358483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $296.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price on the New York Stock Exchange reported for such date. Excludes an aggregate of 8,757,881 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 32,866,363 shares of the registrant’s common stock issued and outstanding as of March 4, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2016 Annual Meeting of Stockholders.

EVERYDAY HEALTH, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Overview

We operate a leading digital marketing and communications platform for healthcare marketers that want to engage with consumers and healthcare professionals. Our platform combines premier content from leading brands, a large and engaged audience, and extensive data and analytics expertise to provide (i) a highly personalized content experience for our users and (ii) an efficient marketing channel for our diverse set of customers. We currently reach more than 50 million consumers and more than 700,000 U.S. physicians, which is more than two-thirds of all active U.S. physicians and more than triple the physician reach we had two years ago. During 2015, our customers included five of the top ten global advertisers in 2014, as compiled by Advertising Age, 24 of the top 25 global pharmaceutical companies ranked by 2014 revenue, and more than 350 hospitals across 30 states, including six of the top ten largest health systems in the U.S.

The Internet and mobile devices have become indispensable for both consumers seeking to take a more active role in managing their health and healthcare professionals striving to provide better care for their patients.

Consumers use our digital content, interactive tools and 14 mobile applications to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet and fitness. Since our inception, more than 70 million consumers have registered with us online and voluntarily provided us with valuable data, including demographic information and health-related interests. We augment our user profiles by collecting behavioral data through engagement with our properties and appending data from third-party sources. Our proprietary technology utilizes the data we collect to provide a highly-personalized experience for our consumers, including customized content, to drive better health outcomes and to connect users looking for support.

We enable healthcare professionals to make better decisions for their patients by providing them with the news, tools and information needed to stay abreast of industry, legislative and regulatory developments in major medical specialties. We provide a highly-tailored content experience to each healthcare professional based on the individual’s specific medical practice and interests. We partner with prominent healthcare professionals to provide expert commentary and perspectives on important medical developments and distribute our content through partnerships with premier medical associations. We also offer physicians the ability to satisfy their continuing medical education, or CME, requirements for maintenance of licensure and maintenance of certification through engagement with our content.

We derive almost all of our revenues from the sale of digital marketing and communications solutions that engage consumers and healthcare professionals. We have developed strong relationships with marketers across a variety of health and wellness categories, including pharmaceuticals, over-the-counter products, food, retail and lifestyle, as well as hospital systems and health insurance companies. We specialize in providing highly-customized, data-driven solutions that can precisely target niche health audiences, and which are designed to be effective on a desktop or mobile device. Our solutions allow our customers to promote their products and services in a highly targeted and measurable manner, influence purchase decisions and drive better health compliance. Our innovative programs, which utilize sophisticated campaign analytics to measure and maximize a marketer’s return on investment, or ROI, have been instrumental in significantly growing our revenue among our largest customers. We believe our customers view our data-driven marketing solutions as both superior to traditional media channels, which lack interactivity and the ability to measure and optimize ROI in real time, and superior to other online media channels, which lack the data or technology to target the desired audience or measure the effectiveness of the campaign.

Industry Dynamics

The U.S. healthcare industry is undergoing a profound transformation whereby consumers will likely be more directly engaged in managing their health and making health-related purchase decisions. At the same time, digital technology is providing new avenues for consumers to manage their health, healthcare professionals to stay informed and treat patients, marketers to reach and influence consumers and healthcare professionals, and health payers and providers to improve care and lower cost.

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

Rising Importance of the Health Consumer

The Internet has fundamentally altered the consumer health market, as more consumers use digital media as a convenient resource for obtaining critical information, making health and lifestyle decisions and using decision-support tools. During 2015, on average, approximately 199 million unique visitors accessed health-related websites per month in the U.S., according to comScore.

The widespread adoption of mobile devices is further accelerating the usage of the Internet and other digital services to manage a healthy lifestyle. Mobile devices make health-related information easy to access anytime and anywhere, and an increasing number of mobile applications and digitally-connected devices are allowing consumers to directly manage and monitor their health in unprecedented ways. For example, consumers are using mobile technology to track caloric intake and fitness performance, seek information about medical symptoms and conditions, communicate with healthcare professionals, and measure vital signs.

Significant changes in the delivery and reimbursement of healthcare are going to substantially increase the number of healthcare consumers and their level of personal investment in healthcare spending. According to the U.S. Department of Health and Human Services, more than eight million new consumers selected an insurance plan through the Affordable Care Act’s health insurance marketplace in the first enrollment period. In addition, consumers are being forced to bear more of their healthcare costs as a result of the changes caused by the Affordable Care Act as well as payers seeking to link healthcare coverage to personal behavioral and health characteristics. As a result, more consumers will be incentivized to take a greater interest in the price of healthcare, understanding their treatment options and improving their overall health.

Challenges for the Pharmaceutical Industry

The pharmaceutical industry is facing a number of key challenges that we believe will dramatically increase the need for these companies to interact with consumers and physicians more directly through digital channels.

The research and development pipelines of large global pharmaceutical companies have significantly changed over the past decade. The patent terms of many of the mass-market medicines, the so-called blockbuster drugs, have expired or will expire in the next few years. In response, pharmaceutical companies have shifted their focus from blockbuster drugs to developing and commercializing profitable specialty products for smaller patient populations generally defined by chronic illness. According to published reports, specialty drugs are forecasted to be 50% of all U.S. drug expenditures in 2018, an increase from 20% in 2009. We believe it is difficult to reach smaller, discrete patient populations through traditional advertising channels and, as a result, pharmaceutical companies will increasingly utilize digital channels to better target consumers and physicians.

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

Healthcare Trends Impacting Physicians and Payers

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

The changes in the payment models for healthcare costs are forcing payers, providers and employers to significantly alter the way they manage their businesses. For example, payers seeking to recruit new consumers, better manage their health outcomes and drive down overall healthcare costs will need to market health insurance products directly to consumers through the recently introduced healthcare exchanges. These payers will need a better understanding of who the consumer is, what they want and what they can afford, which are challenges that these entities have not historically addressed. Likewise, providers will seek to develop long-term relationships with consumers in order to retain them and improve their long-term health. Lastly, employers will need to more directly engage their employees in managing their health in order to lower the employers’ long-term healthcare costs and improve productivity.

The Everyday Health Solution

Our digital platform has three core components:

We attract a large and engaged audience of consumers and healthcare professionals to our premium health content across multiple channels, including the web, mobile devices, video and social media, and utilize our data and analytics expertise to deliver highly personalized user experiences. The combination of our audience, content and proprietary data assets also creates a unique health engagement platform that we monetize through effective marketing and engagement solutions that address the varied business needs of constituencies across the health and wellness landscape.

Solutions for Users

We believe that the depth, breadth and quality of our content, combined with our ability to provide a highly personalized digital experience, enables consumers to better manage their health and wellness needs and healthcare professionals to better serve their patients and manage their practices.

Premier Content and Tools

Our content is designed to provide consumers and healthcare professionals with access to the most trusted health and wellness content tailored to meet their daily needs. Our proprietary content is created by experienced health and medical writers, editors, videographers, designers and product specialists who create original articles and columns, videos, slideshows and interactive graphics for use across our properties. To supplement our original content, we partner with leading health experts, such as Dr. Sanjay Gupta, and medical associations, such as the American Heart Association, to provide users with access to trusted and reliable content across the health spectrum. We also partner with leading health brands, where we license the exclusive digital rights to their proprietary content and develop digital properties that we monetize either through subscriptions or advertising models.

Our consumer-focused properties include online content, interactive tools and applications designed to allow consumers to manage a broad array of health and wellness needs on a daily basis. Everyday Health, our flagship brand, is a broad-based health information portal that provides consumers with trusted and actionable health information intended to empower users to better manage their health and wellness. Expert commentary is an important component of the consumer experience on Everyday Health. For example, Dr. Sanjay Gupta, chief medical correspondent for CNN and contributor to “60 Minutes,” contributes real-life perspectives and advice on health and condition news aimed at consumers on www.EverydayHealth.com. Between 2013 and 2015, visits to Everyday Health have increased approximately 21% on a compounded annual basis.

We operate the digital properties for the What to Expect brand, the leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain content written by Ms. Murkoff on conception planning and pregnancy, as well as information on newborns and toddlers. We generated approximately three million registrations for our What to Expect properties in 2015, two million of which were pregnant women in the U.S., representing approximately half of the total number of U.S. births in 2015. More than 80% of What to Expect’s usage comes from mobile devices and the What to Expect mobile application is one of the top-ranked, customer-rated and downloaded applications on iOS (including iPhone, iPad and Apple Watch) and Android. Our licensing agreement for the digital rights to the What to Expect brand continues through 2024.

We also operate the Mayo Clinic Diet digital program, a subscription-based plan for weight loss, and ultimately better health, developed by the weight loss experts at Mayo Clinic. Based on the bestselling book by the same name, the Mayo Clinic Diet digital program provides a step-by-step program to jump-start quick weight loss, achieve a goal weight and maintain it for life.

As our growth strategy has evolved to focus primarily on proprietary content and providing marketing and communications solutions to our expanding customer base, we have placed less emphasis on operating consumer subscription properties. For example, our digital licensing agreement with South Beach Diet recently expired and our digital licensing agreement with Jillian Michaels will expire in the second quarter of 2016.

The table below outlines the key content offerings we provide consumers:

Content Offering	Description
Everyday Health/Healthy Living Content	Original daily and weekly content, which is medically reviewed where appropriate, that offers information, advice and inspiration for those seeking to live healthier lives or who face medical challenges. Content includes relevant, consumer-focused coverage of research published in peer-reviewed medical journals or presented at major medical conferences.

Health Condition and Drug Encyclopedia	Wellness and prevention information and advice from leading fitness experts, as well as condition definitions, symptom lists, common treatments and drug information from healthcare authorities.

Health News	Coverage of major public health, regulatory and consumer health stories designed to separate fact from fiction and offer actionable messages to health and condition audiences.

Original Video	Health videos that focus on people living active, healthy lives, as well as those coping with chronic conditions. Programming that offers expert insight into emerging health trends and important research.

Interactive Slideshows and Graphics	Original health content presented in high-impact graphical formats, including sequenced photo galleries where consumers may explore wellness trends, health conditions or medical news.

Expert and Patient Perspective	Columns and Q&As by leading experts and patient advocates that provide explanation and perspective on condition and wellness topics, including heart disease, depression, psoriasis, multiple sclerosis and cancer, as well as nutrition, weight loss, fitness and longevity.

Health Assessments	Quizzes and algorithmic-based intake exams designed to help users assess their risk of developing particular conditions, or the likelihood that they need to seek health care for particular symptoms.

Community	Forums where consumers can share health goals and experiences.

Healthy Recipes	Thousands of recipes across a variety of categories, including low fat, diabetes friendly, low carb, low calorie, low sodium and gluten free.

For healthcare professionals, we provide premier digital content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, includes a dedicated team of 30 journalists, including editors, reporters and videographers, and provides relevant clinical news based on research findings published in peer-reviewed medical journals as well as research reported at numerous medical conferences around the world. MedPage Today delivers breaking medical news in 34 medical specialties and major public policy developments at the state and federal levels seven days a week. MedPage Today coordinates with approximately 4,000 leading researchers and clinicians, as well as more than 300 academic medical centers, to aid in gathering in-depth information for articles. MedPage Today’s excellence has been recognized with awards from the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, the eHealthcare Leadership Awards, the Medical Marketing and Media Awards, and the Web Health Awards. Additionally, MedPage Today was named as a finalist for the Jesse M. Neal Awards and the Gerald M. Loeb Award.

During 2015, more than 300 million customized e-newsletters and alerts were sent to our audience of more than 700,000 U.S. physicians. In 2015, we issued more than 380,000 certificates to users who earned CME credit by reading MedPage Today articles. We have designed our content offerings to be utilized by healthcare professionals at the point-of-care. Approximately 68% of the visits to MedPage Today occurred during the practice hours of 8 a.m. through 6 p.m.

The table below outlines the key content offerings we provide healthcare professionals:

Content Offering	Description
Breaking Medical News	Breaking medical news covering 34 specialties and major public policy developments at the state and federal levels seven days a week. Clinical content is reviewed and approved by a team of physicians under the direction of our chief medical reviewer.

Conference Coverage	Relevant clinical news based on research reported at numerous medical conferences around the world, producing approximately 5,500 articles and 800 videos in 2015.

Point-of-Care	Critical practice information at the point-of-care, including comprehensive reference information and regulatory alerts and announcements.

Continuing Medical Education	Physicians and other healthcare professionals can receive CME credits to support their professional development at no cost through more than 3,000 CME-accredited news articles certified through Projects in Knowledge, as well as by participating in educational activities hosted by MedPage Today and our academic partners.

Expert Commentary	Commentary and opinion pieces from leading physicians, government officials and policy experts, including Dr. Sanjay Gupta, Kevin Pho, MD, Tim Johnson, MD, and David Nash, MD.

Interactive Tools	Healthcare professionals can gauge colleagues’ opinions by participating in a weekly survey linked to major news stories or evidence-based diagnostic quizzes.

Personalized Experiences

Our sophisticated data and analytics technology and expertise allow us to personalize the content experience for our consumers and healthcare professionals. The data we gather from each incremental engagement with our properties by a user, whether or not registered, enhances our ability to personalize content we deliver to our users. We believe our data-driven approach to delivering a more personalized user experience is a key differentiator between us and our competitors.

Since our inception, more than 70 million consumers have registered with us and voluntarily provided us with valuable data, including demographic information and health-related interests. We have separately developed millions of anonymous health consumer profiles that have been used to personalize content for our unregistered consumers. We utilize this information, as well as proprietary predictive modeling, to provide consumers with highly-customized content and tailored programs linked to the individual’s health profile and to connect users looking for support or to engage others that are facing similar health issues. Providing personalized content and experiences across the health spectrum – whether it is for someone coping with a serious disease, managing a chronic condition or seeking to achieve their diet or fitness goals – leads to better health outcomes for consumers and creates a highly-engaged and loyal audience that will rely on our content and tools to manage future health concerns. In 2015, consumers spent over one million hours in our online patient education centers that focus on specific health conditions. During 2015, we also distributed over 200 million opt-in newsletters per month with content specifically tailored to the consumers’ individual health interests.

We also offer a variety of tools and applications that address specific consumer needs, including weight loss, exercise, pregnancy, diet and nutrition and managing medical conditions such as diabetes. For example, consumers can create personalized pregnancy calendars, calorie counters, meal plans and drug alerts. During 2015, approximately 1.7 million consumers utilized our various diet and fitness tools, including our My Calorie Counter property, which provides a suite of calorie and nutrition tools that provide consumers with the ability to easily track food and nutrient intake and calorie burn based on a large database of commonly consumed foods. During 2015, more than two million consumers used the What to Expect mobile application for a customized pregnancy calendar and management tool.

The table below outlines our key tools for consumers that provide customized programs or tailored advice:

Content Offering	Description
The Symptom Checker	Symptom triage tool featuring a board certified emergency room physician who through a series of recorded video segments questions users about their medical history and symptoms and provides care recommendations and action plans.

The Pregnancy Tracker	Health tool that provides day-by-day and week-by-week information on fetal development and changes to the woman’s body as the pregnancy progresses.

Due Date Calculator	Newly-pregnant women can calculate their expected due date based on the information provided. The tool directs users to personalized What to Expect content and services based on the due date.

Tests and Screenings	This in-app tool empowers moms-to-be with a forward-looking view of key medical tests and screenings during pregnancy. This tool includes timely notifications and trusted, expert content about when each test occurs, what can be expected at each test appointment, and the importance of each test to her and her baby’s health.

My Calorie Counter	www.My-Calorie-Counter.com and the related mobile application contain a suite of calorie and nutrition tools that provide consumers with the ability to easily track food and nutrient intake and calorie burn based on a large database of commonly consumed foods.

BMI Calculator	The body mass index (BMI) is a quick and easy way for a user to see if his or her weight is within the normal or average range for his or her height.

Diabetes in Check	This type-2 diabetes management mobile application features a wide range of tools, including diabetes coaching designed by a certified diabetes educator, trackers for blood glucose and medication, reminders, and tools for healthy eating, such as a food tracker with a barcode scanner and a recipe database.

The Meal Planner	Health tool that produces healthy menu recommendations, including nutrient and calorie information, based on user food preferences and dietary restrictions.

We also provide a highly-personalized experience for healthcare professionals. Healthcare professionals can select specific content areas they are interested in, whether focused on medical or surgical specialties or practice management issues. We offer in-depth content for 34 different medical specialties and numerous conferences around the world, including emails linked to specific practice areas and a healthcare professional’s prior engagement with our content. Healthcare professionals also have the opportunity to participate in market research focused on their area of expertise, earn CME credits and enable physicians to request online samples to be used in their medical practice. Furthermore, healthcare professionals may connect with colleagues in various formats, including peer-to-peer interviews and roundtables. As with our consumers, we believe that our focus on personalization has been critical in fostering a highly engaged audience of healthcare professionals.

Multi-Platform Approach

We design our health content for consumers and healthcare professionals to be accessible anytime and anywhere and to be distributed across multiple platforms, especially mobile. During 2015, our mobile traffic accounted for approximately 75% of our total traffic to operated properties. In addition, we currently offer 16 mobile applications, which have generated more than 21 million downloads.

We offer 14 consumer mobile applications that are available for use on the iPhone, iPad, Android and Android Tablet. Our consumer mobile applications provide a broad array of features, including customized exercise programs, tailored meal recommendations, video tutorials and tools to track daily performance against goals, which enable our consumers to manage their health and wellness needs throughout the day. In addition, we actively utilize video, online communities and social media channels to engage our consumers in new ways and to promote our content more broadly. Our vibrant digital communities are designed for users to engage directly with each other on specific health conditions or health journeys such as pregnancy. For example, during 2015, our users posted a message to our community forums on our What to Expect property every three seconds on average.

Healthcare professionals can also access our high-quality content through various platforms. Our MedPage Today mobile application, which is available for both Apple and Android platforms, includes breaking medical news, comprehensive reference information and regulatory alerts and announcements. We also distribute our content through partnerships with premier medical associations, including the American College of Cardiology, the American Society of Clinical Oncology, the American Association of Clinical Endocrinologists, the American Medical Students Association, and the American College of Rheumatology. We syndicate our content to numerous hospitals across the U.S. These affiliations and syndication arrangements have contributed to the significant growth in our audience and engagement with our content. MedPage Today’s reach among U.S. physicians has increased from approximately 600,000 in 2014 to more than 700,000 in 2015. Between 2013 and 2015, visits by healthcare professionals to MedPage Today increased approximately 17% on a compounded annual basis.

Solutions for Customers

We believe the combination of our premier content, large user base and data and technology expertise provides a unique platform for a wide range of health-focused entities to fulfill their key strategic marketing and communications needs by effectively engaging with their target audience. We have built deep relationships with many leading pharmaceutical, over-the-counter, retail, food and lifestyle marketers, as well as health payers and providers, that view us as a strategic and trusted partner for complex digital initiatives that target specific population sets with customized engagement solutions. For example, during 2015, our customers included five of the top ten global advertisers in 2014, as compiled by Advertising Age, and 24 of the top 25 global pharmaceutical companies ranked by 2014 revenue. We also service more than 350 hospitals across 30 states, including six of the top ten largest health systems in the U.S. Our customers are all focused on the following four elements when implementing their marketing and communications campaigns:

•	identifying their target audience;
•	efficiently and effectively reaching this target audience;
•	engaging this target audience to achieve a specific marketing and/or communications objective; and
•	measuring the performance of their marketing and/or communications initiatives.

Our premier content has generated a large and highly-engaged audience across the health spectrum. We have collected a large amount of data about our audience over the years from a variety of sources. Since inception, more than 70 million consumers have registered with us, voluntarily providing us with important demographic information and data relating to specific health interests and conditions. Our registration information is supplemented with data aggregated from millions of anonymous health consumer profiles we have built since our inception, data collected from our users’ interactions with one or more of our properties and with other websites through the use of cookies and similar tracking technologies, and data obtained from third-party sources.

This database of information about our audience has allowed us to create customized offerings that enable our customers to effectively target their desired audience through highly immersive interactive and multi-platform campaigns. Our solutions include, among others:

•	traditional media solutions, such as banner advertisements and e-mail newsletters;
•	interactive brand sponsorships, which consist of sponsored custom-created marketing programs;
•	customer acquisition, or lead generation, campaigns designed to deliver qualified users through the registration process; and
•	a SaaS-based platform for hospital systems to engage with consumers and healthcare professionals.

Given the size and scope of our content and audience assets, marketers have significant flexibility to undertake multiple marketing and communications strategies through a single platform directed at specific geographic areas or niche demographic groups, health interests, issues or user communities. For example, for a pharmaceutical customer with a multiple sclerosis drug, we have implemented a multi-faceted campaign to deliver highly-targeted and engaging messaging to their target audience. This campaign included, among other things: (i) utilizing interactive brand sponsorships promoting multiple sclerosis content across our properties; (ii) targeting the relevant audience across television and digital video assets; and (iii) using our database to target their desired audience beyond our properties and across the web.

In addition to offering a wide range of solutions for our diverse customer base, we also utilize a variety of revenue models with our customers, depending on the specific needs and profile of the customer. For example, we may price our services on (i) a fixed fee basis; (ii) a cost-per-impression (CPM) or cost-per-visitor (CPV) basis; (iii) the return-on-investment (ROI) we deliver from a specific campaign; or (iv) a SaaS licensing fee. An increasing number of our marketing programs provide for revenues to us based entirely upon the ROI we deliver for our customers, such as the increase in prescription activity for a pharmaceutical product.

Pharmaceutical companies represent our largest customer segment. Our acquisitions of DoctorDirectory in November 2014 and Cambridge BioMarketing in March 2015 have significantly expanded our revenue opportunity and the range of services we can provide to these pharmaceutical customers. The DoctorDirectory acquisition enhanced our ability to offer innovative multi-platform solutions that target healthcare professionals not being covered by a pharmaceutical sales representative, while the Cambridge BioMarketing acquisition enhanced our strategic launch and marketing solutions for pharmaceutical brands focused on orphan and rare diseases. As a result, we are now able to offer solutions to our pharmaceutical customers across their product portfolio, whether orphan, specialty or mass-market, and across the product lifecycle, whether pre-launch, during the patent exclusivity period or post-patent exclusivity.

An important area of focus for us is providing solutions for orphan and rare diseases. The orphan and rare disease market is estimated to grow from $90 billion in 2013 to $176 billion by 2020, accounting for approximately 19% of all branded-drug sales by 2020, up from approximately 9% in 2006. Approximately 47% of the new molecule drug approvals by the FDA in 2015 were for orphan or rare diseases. Through Cambridge BioMarketing, we are able to provide pharmaceutical brands focused on orphan and rare diseases with a compelling marketing solution from pre-launch to launch to post-launch. Our solution includes preparing the brand’s internal communications and global marketing tools, increasing market awareness of the disease and patient identification, advising the brand on critical launch issues, navigating the FDA approval process, launching the product on a global scale, and conducting post-launch audience outreach to patients and healthcare professionals to support continued brand growth.

Another important area of focus for us is leveraging our content, audience and data assets to provide solutions for health insurers and hospital systems that are increasingly seeking to engage directly with consumers and healthcare professionals with targeted marketing campaigns. By virtue of our acquisition of Tea Leaves in August 2015, our core offering for hospital facilities and systems is a SaaS-based marketing and analytics platform used to reach and engage both consumers and physicians. Our platform enables a hospital to better drive its growth strategy and generate profitable revenue by identifying high value customers and engaging in segmented and targeted marketing campaigns using proprietary and third-party data, such as payer distribution, medical history, health claims data, purchase history and behavioral data. Hospital systems can use our sophisticated software platform to recruit new patients and physicians, retain existing patients and physicians, influence where physicians refer their patients and control costs.

Our health insurance clients can leverage our platform to recruit consumers and better manage medical conditions and daily health across areas such as nutrition, stress, physical activity and weight loss. Our core offering for health payers is our Maternity Outcomes Management (MOM) program, which leverages our What to Expect property and connects pregnant women with their insurance carrier’s risk management programs earlier in their pregnancies, which allows payers to identify risk factors earlier and introduce meaningful interventions, if necessary, so as to ensure safer and healthier pregnancies. According to the Centers for Disease Control and Prevention, pregnancy complications represent a $26 billion annual cost burden to the U.S. healthcare system.

We supplement the information we collect about our audience by partnering with third parties to expand our reach and increase the diversity of our audience. For example, through our relationship with the Mayo Clinic, we manage and sell advertising opportunities on MayoClinic.org. Additionally, we utilize our data expertise, including our advertising buying platform, to enable marketers to efficiently reach our audience and their look-alikes on third-party websites, mobile devices, social channels and video outlets and more effectively optimize their marketing spend.

We believe a key differentiator of our business is our ability to use our extensive data assets to provide customers across our customer base with more significant and measurable ROI relative to offline and other digital channels. Our proprietary technology (i) optimizes the relevancy of marketing campaigns placed across our properties and outside of our properties to deliver marketing messages that users are most likely to engage with and (ii) tracks and measures the effectiveness of our customers’ marketing campaigns. For example, we are able to attribute revenue to specific marketing spend, gain visibility into the lifetime performance of users and ultimately assess and improve a campaign’s ROI. Our technology allows us to adjust the campaign in real-time to improve its efficacy. Furthermore, we provide our customers with detailed post-campaign reporting that allows them to measure and evaluate the effectiveness of their campaigns.

Many of our large marketing and engagement campaigns also include specific ROI goals which we are able to effectively measure due to our large opt-in registration database. By partnering with industry-leading data companies, such as IMS and Crossix, that anonymously match a user’s online campaign exposure to their offline purchase decisions, we can further provide a demonstrable and third-party verified ROI measurement that reflects sales impact. As noted above, we also conduct certain marketing campaigns that provide for revenues to us based entirely upon the ROI we deliver for our customers, such as the increase in prescription activity for a pharmaceutical product. For example, we created an ROI-based marketing campaign for a pharmaceutical customer seeking deeper connections with a limited number of high-value medical specialists who wrote the majority of the prescriptions for their rheumatoid arthritis drug. We utilized an integrated suite of promotional tactics, including online advertising, e-mail and direct mail marketing services, which resulted in an increase of approximately 9% in prescriptions from the targeted physicians as compared to a control test group, generating more than $31 million in incremental revenue since the campaign launched in 2014. Likewise, our platform for hospital clients can incorporate the hospital’s internal data, including medical and financial records, allowing us to effectively measure the specific ROI for marketing campaigns that we implement on the hospital’s behalf.

We sell our marketing and communications solutions primarily through our direct sales force. As a result of the growth in our business and the diversification of our solutions for customers, our sales personnel now specialize in selling distinct product sets. Specifically, we have dedicated sales personnel selling solutions that target consumers and a distinct sales group for solutions targeting healthcare professionals, as well as a third group selling our SaaS and media solutions targeting hospital systems and health insurance companies. Our sales representatives, consisting of more than 100 employees, are located in New York City, Asheville, North Carolina, Cambridge, Massachusetts, Chicago, Illinois and other areas throughout the U.S.

Technology

Our technology infrastructure provides for continuous availability of our content offerings and customer solutions. Currently, our websites are hosted on infrastructure located in a third-party data center located in Carlstadt, New Jersey with a back-up data center located in Scottsdale, Arizona. The infrastructure of our Tea Leaves software platform for hospital systems is currently located in Atlanta, Georgia and will be moved to Alpharetta, Georgia in 2016. Our operations are dependent in part on our ability, and the ability of our hosting providers, to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, hacker attacks, computer viruses and other events beyond our control. We back up our data using a combination of a secondary data center, electronic vaulting and tape storage to offsite storage facilities on a daily basis. We also operate intrusion detection systems and perform regular log reviews for malicious activity. We operate our database in a multi-node platform using a technology designed to support large data sets and transaction volumes. Our technology allows us to aggregate, store and process large amounts of data while maintaining high application availability and responsiveness.

Our systems are designed to have no single point of failure, other than the data center itself, and have redundancy at the network, power, firewall, load balancer, application server, database and storage levels. We maintain operational flexibility, which allows us to allocate resources to or from applications based on demand. We continually add and refine functionality for our properties, ensuring that each modification is carefully tested and deployed before being moved into production by following a strict change management process. We have access to bandwidth on demand and additional physical capacity in each of our data centers to react to increased volume on our websites. We monitor systems continuously using automated tools and services. Emergency response teams provide full time coverage to respond to any issues affecting user functionality or performance.

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

Competition

We face competition for consumers, healthcare professionals and customers from a variety of online and offline companies, government agencies and other organizations that provide content, tools and applications to consumers and healthcare professionals interested in health-related information. Our ability to compete successfully against these entities depends on many factors, including:

•	the brand recognition of Everyday Health and our other properties;
•	the quality, timeliness and reliability of our offerings;
•	the effectiveness of our sales and marketing efforts; and
•	our ability to keep pace with technological advances and trends.

We face competition from the following:

•	websites, mobile applications and other products and services that provide online consumer health and wellness information, such as www.webmd.com, or information directed at healthcare professionals, such as www.medscape.com (owned by WebMD);
•	general interest consumer websites or search engines that offer specialized health sub-channels or functions, such as www.yahoo.com and www.google.com, and other high-traffic websites that include both health-related and non-health-related content and services, including social media websites, such as www.facebook.com;
•	non-profit and governmental websites that provide consumer health information, such as www.fda.gov, www.cdc.gov and www.health.nih.gov;
•	advertising agencies that market digital products and services directly to customers;

•	software solutions for hospital systems to engage with consumers and/or healthcare professionals, such as Advisory Board Company and eVariant; and
•	advertising technology companies that aggregate traffic from multiple online websites or directly target health-related consumers.

We also face competition from a number of companies that provide consumer and professional health-oriented content through traditional offline media. These competitors include magazine and book publishers, medical content publishers and distributors of television and video programming.

Intellectual Property

We currently own approximately 60 registered trademarks around the world, including Everyday Health and MedPage Today. In addition, we own two U.S. patents. Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, trademarks, copyrights and patents, as well as contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information. In addition, we have registered various domain names, including www.EverydayHealth.com, www.MedPageToday.com and www.TeaLeavesHealth.com, which are critical to the operation of our business and our properties. However, not all of our intellectual property is protected by registered copyrights or other registered intellectual property or statutory rights. For example, some of our content is protected by user agreements that limit access to and use of such content.

In addition to the technology and intellectual property that we own, we also license key health-related content and tools from third parties that we distribute on the properties that we operate. We also license data, software and technology products that are important to our ability to manage and deliver content and market and sell our products and services.

Our ability to operate some of our properties is governed by licensing agreements with the owners of the offline brands and associated content, including Heidi Murkoff, author of the best-selling book What to Expect When You’re Expecting. These licensing agreements provide us with the exclusive rights, subject to limited exceptions, to use and market the brand and associated content online, as well as to determine the precise methods for monetizing the content online. In exchange for these rights, our partners receive specified royalties based on the revenues generated from our operation of the applicable website and related services, such as e-mail newsletters and product sales. We may also create new content in conjunction with these partners. However, pursuant to our agreements with these partners, we may not own the intellectual property rights to this new content or any related user-generated content.

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

Behavioral Advertising

New laws and regulations may be adopted in the U.S. and internationally, or existing laws and regulations may be interpreted in new ways that would affect our business, particularly with regard to collection or use of data to target advertisements to consumers. A number of U.S. states have proposed bills that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and use information about individuals and their behaviors.

We participate in the Digital Advertising Alliance, or DAA, self-regulatory program under which we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. In July 2015, the World Wide Web Consortium published tentative standards for developing a “Do Not Track” program to allow users to opt-out of having companies collect information about their online actions. In addition, the DAA and The National Telecommunication and Information Association have developed principles and guidelines for providing users disclosures regarding the use of consumer data on mobile platforms.

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

COPPA

The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services, including mobile applications, directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. In April 2013, the FTC updated its COPPA regulations to specify that the law applies to using cookies for behavioral targeting, device IDs, location data, video and photos for children under 13. Our websites and mobile applications are not directed at children under the age of 13. We believe that we are in compliance with COPPA.

Marketing

The marketing of our services and some of the marketing services we provide to our customers are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. For example, in October 2009, the FTC published Guides Concerning the Use of Endorsements and Testimonials in Advertising and the FTC provided further guidance on the use of endorsements in June 2015. The FTC has indicated that “material connections,” such as payments or free products, between advertisers and endorsers, such as celebrities and bloggers, must be disclosed. In addition, advertisements that feature a consumer and convey his or her experience with a product or service as typical when that is not the case are required to clearly disclose the results that consumers can generally expect to receive from the advertised product or service. In March 2013, the FTC released updated guidance for mobile and online advertisers, known as the Dot Com Disclosures, to explain how to make required disclosures clear and conspicuous in online and mobile advertising to avoid deception. In December 2015, the FTC issued an Enforcement Policy Statement on Deceptively Formatted Advertisement that addressed how disclosures should be made for certain native advertising and sponsored content.

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

Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. Congress and the FDA have shown interest in these issues, as well. In January 2014, the FDA issued draft guidance entitled Fulfilling Regulatory Requirements for Postmarketing Submissions of Interactive Promotional Media for Prescription Human and Animal Drugs and Biologics, which indicated pharmaceutical and medical device companies may be responsible for content on third-party websites over which the company has influence or control. Companies may also be responsible for content created by an employee or agent acting on the company’s behalf. The draft guidance counseled that companies should submit to the FDA listings for all websites for which the company is responsible or actively participates. In June 2014, the FDA released draft guidance entitled Correcting Independent Third-Party Misinformation About Prescription Drugs and Medical Devices, which outlined circumstances when companies may be responsible for correcting misinformation that was created or distributed by third parties. That same month, the FDA provided additional draft guidance entitled Internet/Social Media Platforms with Character Space Limitations—Presenting Risk and Benefit Information for Prescription Drugs and Medical Devices and Internet/Social Media Platforms, which stated promotions in social media channels must adhere to the same fair balance requirements applicable to traditional media.

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

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish a set of basic national privacy and security standards for the protection of certain individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. HIPAA directly applies to covered entities such as Tea Leaves’ hospital clients. Since these clients disclose protected health information to Tea Leaves that it uses to provide certain services to them, Tea Leaves is a business associate of those clients. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

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

Employees

As of December 31, 2015, we had approximately 700 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced an employment-related work stoppage and consider relations with our employees to be good.

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

The names Everyday Health, MedPage Today, Tea Leaves Health, Cambridge BioMarketing and DoctorDirectory and our logos are trademarks, service marks or trade names owned by us. All other trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are owned by their respective holders.

Available Information

Our website is located at www.EverydayHealth.com, and our investor relations website is located at http://ir.everydayhealth.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The information on, or that can be accessed through, any Everyday Health property is not incorporated by reference into this Annual Report on Form 10-K and inclusion of the website addresses of our properties in this Annual Report on Form 10-K are inactive textual references only.

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

We have accumulated significant losses since our inception. As of December 31, 2015, our accumulated deficit was $130.7 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or sustain profitability. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unable to provide content and services that attract users to Everyday Health properties on a consistent basis, our advertising and sponsorship revenues could be reduced.

Our users, including consumers and healthcare professionals, have numerous other online and offline sources of health and wellness related information and product offerings. Our ability to compete for user traffic depends upon our ability to provide compelling and trusted health and wellness content, tools, mobile applications and other services that meet the needs of a variety of types of users. Our ability to do so depends, in turn, on:

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

If users do not perceive our content, mobile applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their visits to our properties. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost or on a timely basis. The revenue opportunities generated from these efforts may fail to justify the amounts spent.

If we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

We derive a significant majority of our revenues from the sale of digital advertising and sponsorship solutions. Our ability to grow our advertising and sponsorship revenues will be dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful ROI relative to offline and other online opportunities. In fact, certain of our marketing campaigns are designed such that the revenues we receive are based entirely upon the ROI we deliver for our customers. We have invested significant resources in developing our research, analytics and campaign effectiveness capabilities and expect to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Everyday Health properties will depend, in part, on the sophistication of our analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

Our failure to attract and retain users in a cost-effective manner could compromise our ability to grow our revenues and become profitable.

Our continued success is highly dependent on our ability to attract and retain consumers and healthcare professionals in a cost-effective manner. In order to attract users to our properties, we must expend considerable amounts of money and resources for advertising and marketing. We use a diverse mix of marketing and advertising programs to promote our properties, and we have spent, and expect to continue to spend, significant amounts of money on these initiatives. Significant increases in the pricing of one or more of these initiatives will result in higher marketing costs. Our failure to attract and acquire new, and retain existing, users in a cost-effective manner would make it more difficult to maintain and grow our revenues and ultimately to achieve profitability.

Increasingly, individuals are using mobile devices to access online content, applications and services and, if we fail to capture a significant share of this growing market opportunity or fail to generate revenues from it, our business could be adversely affected.

The number of consumers and healthcare professionals who access online content, applications and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase in the foreseeable future. To compete in this area, we must develop content, applications and tools for mobile devices that:

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

Many of our advertising and sponsorship contracts are short-term commitments and are subject to termination by the customer. Despite the short-term nature of these commitments, we typically expend significant resources over a lengthy sales cycle to obtain these contracts. Moreover, the time between the execution of a contract with the advertiser or sponsor for a program and the delivery of our services may be longer than expected, especially for larger contracts, and may be subject to delays over which we have little or no control. Our current customers may not fulfill their obligations under their existing contracts or continue to advertise with us beyond the terms of their existing contracts. If a significant number of our customers, or a few large customers, decide to reduce their expenditures with us or to discontinue advertising with us, we could experience a material decline in our revenues.

Our advertising and sponsorship revenues are subject to fluctuations due to a number of factors that are beyond our control, including the timing and amount of expenditures by our customers.

Advertising and sponsorship revenues comprise a significant majority of our revenues. Our advertising and sponsorship revenues accounted for approximately 90.1% and 90.3% of our total revenues for the years ended December 31, 2015 and 2014, respectively. Advertising spending in the markets in which we compete can fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly due to a number of factors, many of which are outside of our control. These factors include:

•	traffic levels to our properties;
•	our ability to introduce new and appealing content, applications and tools that will drive the growth of our user base;
•	the spending priorities and advertising budget cycles of specific advertisers;
•	the addition or loss of advertisers;
•	the addition of new websites, mobile applications and services by us or our competitors;
•	changes in our pricing policies or those of our competitors; and
•	costs relating to our ongoing efforts to improve our content and advertising-based service offerings.

In addition, seasonal factors can also affect our operating results. For example, we have historically experienced an increase in advertising and sponsorship revenues in the fourth calendar quarter due primarily to the seasonal spend patterns of our customers.

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

The rates charged for advertising on the Internet, including in the health sector, have fluctuated over the past few years due to a variety of factors, including the growth in use of search engines, the increase in the use of automated or programmatic advertising buying, growth of the mobile advertising market, general economic conditions and competitive offerings. We have committed significant resources to delivering content and advertising-based services designed to appeal to our customers by engaging users in a more interactive and personalized manner and seeking to provide a higher return on our customers’ advertising expenditures. However, our customers may not perceive our content offerings and advertising-based services as sufficiently valuable to justify the payment of our rates. Moreover, given the inherent difficulties in delivering a rich advertisement on mobile channels, the increasing reliance of our customers on automated or programmatic advertising buying networks and the focus by advertisers on enforcing viewability requirements for their advertising impressions, we may encounter difficulties in obtaining the prices that we seek for our advertising solutions. If we are unable to maintain our historical, or grow to anticipated, pricing levels for advertising, we will experience difficulties in maintaining or growing our revenues. As the advertising industry develops new concepts and technology to deliver and price advertising inventory, we may also incur additional costs to keep pace with these changes and to implement more effective products and services.

A significant portion of the traffic to our properties is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed.

A significant portion of the traffic to our properties is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine search result listings, and the order of such listings, displayed in response to specific searches. Accordingly, we seek to design our properties to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our properties. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our properties. In addition, search engines frequently change the criteria that determine website rankings in their search results, and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our properties and increase the ranking of other properties. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to our properties could occur, which could cause our revenues to decrease and have a material adverse effect on our results of operations.

Our properties may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our properties. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If listed less prominently or not at all in search result listings for any reason, the traffic to our properties would likely decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which could also harm our operating results.

If we are unsuccessful in generating revenues from health payers and providers, we may not be able to achieve our growth and business objectives.

Historically, we principally focused on providing health and wellness content to consumers and healthcare professionals and providing marketing solutions to our customers, consisting principally of pharmaceutical, consumer-packaged-goods, retail and over-the-counter product companies. However, an important component of our growth strategy involves leveraging our core assets to pursue adjacent opportunities across the broader health and wellness sector. In 2014, we created a healthcare solutions division that would leverage our existing core assets to offer health payers and providers various marketing and other products and services. In 2015, we acquired Tea Leaves Health, LLC, or Tea Leaves, a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. However, our experience in developing new products and services for hospital systems, health insurance companies and other new potential customers is limited. Therefore, we may not achieve our revenue forecasts for our healthcare solutions business or we may encounter unanticipated issues in growing this business. Likewise, we may need to make additional investments in product development and sales and marketing in order to effectively grow this business. If we are unable to successfully integrate the Tea Leaves acquisition or develop new offerings or we are unable to successfully market our offerings to these new potential customers, we may not be able to achieve our growth and business objectives.

Failure to maintain and enhance our brands could have a material adverse effect on our business.

We believe that our brand identity is critical to the success of our business and in maintaining our reputation as a trusted source of health and wellness information. We also believe that maintaining and enhancing our brands are vital to expanding our user base and growing our relationships with advertisers. We believe that the importance of brand recognition and user loyalty will only increase in light of increasing competition in our markets. Some of our existing and potential competitors, including search engines, media companies and other online content providers, have well established brands with greater recognition and market penetration. We have expended considerable resources on establishing and enhancing the Everyday Health brand, as well as the brands of our other properties, such as MedPage Today, Cambridge BioMarketing and Tea Leaves. We have developed policies and procedures that are intended to preserve and enhance these brands, including editorial procedures designed to control the quality of our content. We expect to continue to devote significant additional resources and efforts to enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands.

The decline in the popularity of our partners would adversely affect our ability to grow our business and revenues.

We depend on partnership arrangements under which we license content from third parties, including What to Expect. We believe that such content is an important element of our business and helps to differentiate us from our competitors. We have also entered into agreements with entities such as the Mayo Clinic to monetize their properties by selling advertising and sponsorships.

We rely on the popularity and credibility of these partners and they may not retain their current appeal or may become subject to negative publicity. The popularity and credibility of the properties associated with these partners also depend on the quality and acceptance of competing content released into the marketplace at or near the same time, the availability of alternative sources for the information, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. User preferences change frequently, and it is a challenge to anticipate what offerings will be successful at a certain point in time. Any decline in the popularity of the content offerings, or any negative publicity, whether individually or with respect to the content offerings associated with the properties associated with these partners, may have an adverse impact on our business and revenues.

The significant decline in our premium subscription-based business could adversely affect our operating results.

Our premium services consist primarily of digital subscriptions sold to users who purchase access to one of our properties or to a specific interactive service or application, including www.Diet.MayoClinic.org. As our growth strategy has evolved to focus primarily on marketing and communications solutions rather than consumer subscription revenue, we have experienced a decline in our subscription revenues. In addition, our agreement regarding www.SouthBeachDiet.com recently expired and our agreement regarding www.JillianMichaels.com will expire in the second quarter of 2016. Therefore, we expect the decline in our total subscription revenues to continue. However, our subscription revenues may decline at a more rapid rate than anticipated, and our financial results could be negatively impacted.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Since our inception, we have acquired a number of complementary businesses, products and technologies. Most recently, in August 2015, we acquired Tea Leaves. We intend to continue to seek other complementary acquisitions in the future. Acquisitions and investments involve numerous risks, including:

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

Our inability to integrate any future acquired business successfully or the failure to achieve any expected synergies could result in increased expenses and a reduction in expected revenues or revenue growth. In addition, we may not be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. As a result, our stock price could fluctuate or decline.

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

Our growth in our business and operations, including the integration of a number of acquisitions, has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our content offerings and marketing services and our expansion into new product offerings, will continue to place similar strains on our management, technology and infrastructure. Our success will depend in part upon our ability to manage our growth. To manage the expected growth of our business and operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. The resulting additional capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting cost reductions in the short term.

We face significant competition in attracting both users and customers.

The markets for healthcare marketing and communications solutions are intensely competitive, continually evolving and, in some cases, subject to rapid change. Our properties face competition from numerous other companies, both in attracting users and in generating revenue from marketers. We compete for users and marketers with the following:

•	websites, mobile applications and other products and services that provide online health and wellness information directed at consumers and/or healthcare professionals, including both commercial websites and non-profit and governmental websites;
•	general interest consumer websites or search engines that offer specialized health sub-channels or functions and other high-traffic websites that include both health-related and non-health-related content and services, including social media websites;
•	advertising agencies that market digital products and services directly to customers;
•	software solutions for hospital systems to engage with consumers and/or healthcare professionals;
•	advertising technology companies that aggregate traffic from multiple websites or directly target consumers; and
•	offline publications and information services.

As we continue to diversify the breadth of our content offerings and marketing services, we expect our competitors to further expand as well. Our current and future competitors may offer new categories of content, products or services before we do, which may give them a competitive advantage when trying to attract consumers or advertisers. Moreover, both existing and potential users may perceive our competitors’ offerings to be superior to ours.

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

Although currently our international operations are not material, expansion into international markets remains a potential opportunity to grow our business. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets. These include:

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

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely, and expect to continue to rely, on a combination of confidentiality and licensing agreements with our employees, consultants and third parties, along with trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future intellectual property protection if any unauthorized disclosure of such information occurs.

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

We also possess intellectual property rights in aspects of our content, technology and software products. However, we do not register copyrights in our content or software. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the U.S. If one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the U.S., and our remedies in any such infringement suit may be limited. Typically, our content is primarily protected by user agreements that limit access to and use of our content. Compliance with use restrictions is difficult to monitor, and our copyright rights may be more difficult to enforce than other forms of intellectual property rights.

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

Our ability to deliver personalized content, measure the performance of marketing campaigns and provide customer solutions depends on our ability to collect and use data, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to deliver personalized content, measure and optimize the performance of marketing campaigns and deliver solutions to our customers depends on our ability to utilize the data we collect directly from our users, data we collect from user engagement with our properties, data we receive from our customers and data we obtain from third parties. Our users voluntarily provide us with demographic and other information when they register for one of our websites or mobile applications. We also employ cookies and other personal identifiers to personalize content and advertising. Cookies are small files placed on an Internet user’s computer that are used to collect information related to the user, such as the history of the user’s interactions with our properties or third-party websites. In order to deliver marketing and communications solutions to pharmaceutical companies, health insurers and hospital systems, we rely on data provided by our customers. We also purchase data from third-party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities and better target our marketing programs.

If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with demographic information or information about their specific health interests, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers. In addition, a material increase in the number of users who either opt out of accepting cookies or who use browsers, devices or applications that limit the use of cookies or other tracking technologies could negatively impact our ability to collect valuable data and provide marketing solutions to our customers. Likewise, if new laws or regulations limit the ability of our customers to share data with us or if our customers are unwilling to provide us data, our ability to provide marketing solutions and to develop new products will be impaired.

We append data from third-party sources to augment our user profiles. If we are unable to acquire data from third-party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.

Our possession and use of personal information presents risks that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

Our operations are dependent in part on our ability, and that of our hosting providers, to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, hacker attacks, computer viruses and other events beyond our control. Maintaining our network security is of critical importance because we use and store confidential user, employee, customer and other sensitive data, such as names, addresses, credit card numbers and other personal information, including health claims data and information about a user’s health interests.

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

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

•	possible fines, penalties and damages;

•	customer and class action lawsuits;
•	reduced demand for our content offerings and marketing and communications solutions;
•	an unwillingness of customers to provide us their data;
•	an unwillingness of users to provide us with their credit card or payment information;
•	an unwillingness of registered users to provide us with personal information;
•	breach of our customer agreements; and
•	harm to our reputation and brand.

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

Users access health-related content through our properties, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers who rely on that content or others may make claims against us with various causes of action. Although our properties contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable. The law governing the validity and enforceability of online agreements is still evolving and subject to uncertainty. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require us to make costly changes to our properties and related content policies.

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

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our technology, properties and advertising and marketing activities.

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

Furthermore, we face potential suits and liability for negligence, copyright, patent or trademark infringement or other claims based on the nature of our content. These claims could potentially arise with respect to our technology and/or owned, licensed or user-provided content. Litigation to defend these claims could be costly, and any other liabilities we incur in connection with the claims could be significant.

In addition, we could be exposed to liability in connection with material posted to our properties and on social media websites by our employees and our users. Many of our properties offer consumers an opportunity to post comments and opinions and we may share such content on social media websites. Some of this user-provided content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Moreover, we could face claims for making such user-provided content available on our properties if users rely on such information to their detriment, particularly if the information relates to medical diagnosis and treatment. Such claims could divert management’s time and attention away from our business and result in significant costs to us, regardless of the merit of these claims.

If we cannot protect our domain names, our ability to successfully promote our brands will be impaired.

We currently own various web domain names, including www.EverydayHealth.com and www.MedPageToday.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and domain name registrars. The regulation of domain names in the U.S. and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain the relevant domain names needed to conduct business. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. This failure could impair our ability to increase market share and revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could negatively impact our operating results.

Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately and/or process visitors’ responses or customers’ queries. Interruptions in our service could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, reduce our revenues and profits, and damage our reputation if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist and/or cyber attacks, floods, fires, power loss, break-ins, security breaches, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events.

We rely on third-party vendors, including data centers and Internet bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our users and customers. In addition, system failures may result in loss of data, including customer data, user registration data, business intelligence data, content, and other data critical to the operation of our services, which could cause significant harm to our business and our reputation. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict.

An increase in the usage of our properties and solutions could strain the capacity of our technology infrastructure. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of properties and the level of usage, which could result in the loss of customers or revenue or harm to our business and results of operations.

Any unscheduled interruption in our service would result in an immediate loss of revenue. Unscheduled interruptions in our software solutions could require us to provide credits and/or refunds to customers and result in the termination of customer contracts. Frequent or persistent system failures that result in the unavailability of any of our properties or slower response times could reduce the number of users accessing our properties, impair our delivery of advertisements and harm the perception of our properties as reliable, trustworthy and consistent sources of information. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Risks Related to Regulation of Our Industry

Laws and standards relating to privacy and data collection and use could impair our efforts to maintain and grow our audience and customer base, thereby decreasing our revenues.

We collect information from users who register to access certain content on our properties, from our customers and from third-party sources of data. Subject to the ability of our users to decline, we may use this information to provide our users content and advertising that may be of interest to them. We may also share information about registered users with our customers. Internet user privacy and the use of our users’ information to track online activities are issues that are subject to rigorous regulatory discussions and analysis both in the U.S. and abroad. We have privacy policies posted on our properties that we believe comply with laws applicable to us requiring notice about our information collection, use and disclosure practices. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union and Canada, have adopted legislation, including directives or regulations, that may limit our collection and use of information from Internet users in these jurisdictions. Enforcement by regulators, including the FTC, requires us to provide consumers with notice, choice, security and access with respect to such information. The standards are subject to interpretation by courts and other governmental authorities. We cannot assure you that the privacy policies and other statements we provide to users of our properties, or our practices with respect to these matters, will be found sufficient to protect us from liability or adverse publicity in this area.

Our software solutions depend on being able to receive data from our customers and third parties. A determination by a government agency, court or other governmental authority that any of our practices or the practices of our customers do not meet applicable standards or regulations, or the implementation of new standards or requirements, could result in liability and adversely affect our business. In addition, inquiries or proceedings involving foreign or U.S. data protection authorities may be expensive or time consuming, and their outcome is uncertain. Furthermore, we cannot assure you that our customers are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements.

In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry. We participate in the DAA self-regulatory program under which we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. Ensuring compliance with these industry standards could negatively impact our revenues or result in increased costs. Failure to comply with current or new industry standards could create liability for us, damage our reputation and result in a loss of users and customers.

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

Additionally, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising and sponsorship revenues from our customers.

We face potential liability related to the privacy and security of health-related information we collect from, or on behalf of, our consumers and customers.

The privacy and security of information about the physical or mental health or condition of an individual is an area of significant focus in the U.S. because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from customers and users of our services from unauthorized access or use.

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

HIPAA directly applies to covered entities such as Tea Leaves’ hospital clients. Since these clients disclose protected health information to Tea Leaves that it uses to provide certain services to them, Tea Leaves is a business associate of those clients. Certain of our other current or future products and services may involve the collection of individually identifiable health information for HIPAA covered entities. In addition, we may sign business associate agreements in connection with the provision of the products and services developed for other third parties.

Failure to comply with the requirements of HIPAA or HITECH or any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification, and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with Tea Leaves’ hospital clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty, or enforcement, could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

Developments in the healthcare industry could adversely affect our business.

A significant portion of our advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Likewise, our healthcare solutions business intends to further grow our product and service offerings to payers and providers. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with us.

The healthcare industry has changed significantly in recent years. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, PPACA, seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. PPACA also imposes various new regulations on health insurers, enhances remedies against fraud and abuse and contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Further, we derive revenues from the sale of advertising and promotion of prescription and over-the-counter drugs. If the FDA or the FTC finds that any of the information provided on our properties violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of advertising and promotion in the healthcare industry could make it more difficult for us to generate and grow our advertising and sponsorship revenues.

In addition, the practice of most healthcare professions requires licensing under applicable state law and state laws may further prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. Similar state prohibitions may exist with respect to other licensed professions. We believe that we do not engage in the practice of medicine or any other licensed healthcare profession, or provide, through our properties, professional medical advice, diagnosis, treatment or other advice that is tailored in such a way as to implicate state licensing or professional practice laws. However, a state may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

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

Failure to provide online CME as part of our MedPage Today offering could adversely affect our professional business.

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

The market price of shares of our common stock may be subject to wide fluctuations. Since our initial public offering, or IPO, in March 2014, our common stock has traded at prices as high as $19.89 per share and as low as $3.71 per share. The market price of our common stock may continue to fluctuate in response to the many risk factors listed in this section and other factors beyond our control, including:

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

As of December 31, 2015, we had $111.1 million of outstanding borrowings pursuant to our credit facility. Under the terms of this credit facility, as amended, we are required to make principal and interest payments on these borrowings through the maturity date of this facility in November 2019. As a result, we must use a significant portion of cash generated by our operations to satisfy our ongoing debt service obligations. Additionally, we will be required to repay, extend or refinance these borrowings when they become due, and there is no guarantee that we will be able to do so on reasonable terms or at all. If we are unable to meet our debt service obligations or to satisfy our obligations when they mature, our creditors could among other things, declare a default and accelerate the timing of payments and exercise their liens on substantially all of our assets, which would have a material adverse effect on our business, operating results and financial condition.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock. As of March 4, 2016, we had approximately 32.9 million shares of our common stock outstanding. These shares are generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of our common stock subject to outstanding awards under our equity plans and upon exercise of an outstanding warrant, will generally become eligible for sale in the public market in the future, subject to certain contractual limitations and/or applicable vesting conditions. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock. In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in a facility encompassing approximately 85,000 square feet of office space in a building at 345 Hudson Street in New York, New York pursuant to a lease which extends through October 2023.

We also lease office space in Washington, DC; Asheville, North Carolina; Cambridge, Massachusetts; Roswell, Georgia; North Adams, Massachusetts; Chicago, Illinois; and Mumbai, India. We utilize a third-party data center hosting facility located in Carlstadt, New Jersey and a back-up data center located in Scottsdale, Arizona.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock has traded on the New York Stock Exchange under the symbol “EVDY” since our initial public offering in March 2014. As of March 4, 2016, there were 32,866,363 shares of our common stock outstanding, which were held by 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 4, 2016, the closing price of our common stock as reported on the New York Stock Exchange was $5.59 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
2014
First Quarter (beginning March 28, 2014)	$14.75	$13.01
Second Quarter	19.89	11.84
Third Quarter	19.24	12.70
Fourth Quarter	15.21	10.86
2015
First Quarter	$14.93	$11.44
Second Quarter	14.24	10.41
Third Quarter	13.12	8.30
Fourth Quarter	10.59	5.34
2016
First Quarter (through March 4, 2016)	$6.18	$3.71

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

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from March 28, 2014 through December 31, 2015 in comparison to the cumulative return on the Russell 2000 Index and the Research Data Group (RDG) Internet Composite Index during that same period. The results assume that $100 was invested on March 28, 2014 in our common stock or March 31, 2014 in the indexes listed above, including reinvestment of dividends, if any.

COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*

Among Everyday Health, Inc., the Russell 2000 Index
and the RDG Internet Composite Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/14
4/14
5/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
1/15
2/15
3/15
4/15
5/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
Everyday Health, Inc.
Russell 2000
RDG Internet Composite

*$100 invested on 3/28/14 in stock or 3/31/14 in index, including reinvestment of dividends.

This information under “Stock Performance Graph” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2015, 2014 and 2013 and Consolidated Balance Sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2012 and 2011 and the Consolidated Balance Sheet data as of December 31, 2013, 2012 and 2011 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Advertising and sponsorship revenues	$209,093	$166,465	$134,893	$109,956	$96,191
Premium services revenues	22,898	17,860	20,957	23,536	29,582
Video production fees	—	—	—	5,000	—
Total revenues	231,991	184,325	155,850	138,492	125,773
Operating expenses:
Cost of revenues	66,923	49,296	43,338	40,543	40,985
Sales and marketing	74,761	48,605	44,385	38,603	36,266
Product development	55,920	44,541	43,759	45,676	36,960
General and administrative	39,487	30,041	27,462	25,874	23,199
Total operating expenses	237,091	172,483	158,944	150,696	137,410
Income (loss) from operations	(5,100)	11,842	(3,094)	(12,204)	(11,637)
Interest expense, net	(5,236)	(3,711)	(8,442)	(4,898)	(1,589)
Other expense	—	(4,114)	(359)	(1,069)	—
Income (loss) from continuing operations before (provision) benefit for income taxes	(10,336)	4,017	(11,895)	(18,171)	(13,226)
(Provision) benefit for income taxes	(1,304)	8,666	(1,102)	(1,026)	615
Income (loss) from continuing operations	(11,640)	12,683	(12,997)	(19,197)	(12,611)
Loss from discontinued operations, net of tax	—	—	(5,239)	(3,257)	(2,590)
Net Income (loss)	$(11,640)	$12,683	$(18,236)	$(22,454)	$(15,201)
Basic net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations (1)	$(0.36)	$0.19	$(2.55)	$(4.01)	$(2.74)
Net loss attributable to common stockholders from discontinued operations, net of tax	$—	$—	$(1.03)	$(0.68)	$(0.56)
Net income (loss) attributable to common stockholders (1)	$(0.36)	$0.19	$(3.57)	$(4.69)	$(3.30)
Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations (1)	$(0.36)	$0.17	$(2.55)	$(4.01)	$(2.74)
Net loss attributable to common stockholders from discontinued operations, net of tax	$—	$—	$(1.03)	$(0.68)	$(0.56)
Net income (loss) attributable to common stockholders (1)	$(0.36)	$0.17	$(3.57)	$(4.69)	$(3.30)

Weighted-average common shares outstanding–basic and diluted:
Basic	31,977,246	24,259,395	5,103,351	4,791,474	4,607,675
Diluted	31,977,246	26,911,782	5,103,351	4,791,474	4,607,675

(1)	For the year ended December 31, 2014, basic and diluted net income attributable to common stockholders per share includes an $8.1 million deemed dividend from the conversion of our Series G preferred stock on April 2, 2014. Refer to “Note 10—Common Stock and Preferred Stock” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,097	$50,729	$16,242	$23,888	$27,238
Working capital	59,232	81,838	30,088	20,421	4,275
Total assets	369,598	312,835	192,149	195,464	181,507
Deferred revenue	8,655	6,740	6,808	6,018	11,297
Redeemable convertible preferred stock	—	—	158,766	158,766	158,766
Long-term debt (including current portion)	111,056	90,000	71,333	62,666	40,440
Stockholders’ equity (deficit)	180,269	173,286	(89,969)	(78,650)	(64,126)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We operate a leading digital marketing and communications platform for healthcare marketers seeking to engage and influence consumers and healthcare professionals. We combine premium health and wellness content with sophisticated proprietary data and analytics tools to enable healthcare marketers to communicate with our large audience of consumers and healthcare professionals. During 2015, our customers included five of the top ten global advertisers in 2014, as compiled by Advertising Age, 24 of the top 25 global pharmaceutical companies ranked by 2014 revenue, and more than 350 hospitals across 30 states, including six of the top ten largest health systems in the U.S.

We derive a significant majority of our revenues from the sale of digital advertising and sponsorship solutions that engage consumers and healthcare professionals across a variety of health categories. In recent years, we have significantly expanded our advertising and sponsorship market opportunity, diversified our customer base and increased the types of marketing solutions that we offer our customers. We specialize in providing highly-customized, data-driven solutions that can precisely target niche health audiences, and which are designed to be effective on a desktop or mobile device. We believe our customers view our data-driven digital marketing solutions as both superior to traditional media channels, which lack interactivity and the ability to measure and optimize return on investment, or ROI, in real time, and superior to other online media channels, which lack the data or technology to target the desired audience or measure the effectiveness of the campaign.

To a lesser extent, we generate revenues from the sale of our premium services, which consist primarily of (i) fees from hospitals for licensing our SaaS-based marketing and analytics platform and (ii) digital subscriptions sold to consumers for access to our consumer diet and fitness properties. In recent years, we have intentionally decreased our focus on generating revenues from consumer subscriptions and this trend will continue in 2016.

Prior to late 2010, our primary focus was on offering content and tools to consumers and selling marketing solutions targeting only health consumers. In late 2010, we made a strategic decision to expand our business into the market for providing content and marketing solutions targeting healthcare professionals through our acquisition of MedPage Holdings, Inc., or MPT. We believe that the entry into the healthcare professional market provided us with a significant revenue opportunity because pharmaceutical companies spend a larger percentage of their marketing budgets targeting healthcare professionals as compared to consumers.

In late 2014, we expanded further into the healthcare professional sector with the acquisition of DoctorDirectory.com, Inc., or DD, a provider of multi-channel marketing solutions for pharmaceutical brands seeking to influence healthcare professionals. The acquisition of DD helped deepen our penetration into the healthcare professional market by significantly increasing our physician audience and enhancing our sophisticated ROI-based marketing solutions that we offer advertisers seeking to engage with healthcare professionals.

In March 2015, we expanded our ability to service pharmaceutical companies through the acquisition of Cambridge BioMarketing Group, LLC, or Cambridge, a provider of strategic launch and marketing solutions for orphan and rare disease products. Following this acquisition, we believe that our platform can service our pharmaceutical partners across the entire spectrum of therapeutic areas, including orphan, specialty and mass market brands, as well as provide solutions throughout the entire lifecycle of pharmaceutical marketing, from the strategic phase of pre-launch, during the growth years and beyond the loss of patent exclusivity.

In 2014 and 2015, we made the strategic decision to leverage our existing assets to generate revenue from new customer bases across the broader healthcare landscape, particularly payers and providers. Specifically, the goal was to utilize our large, highly-engaged audience, premium content and tools, and advanced data and analytics capabilities to engage and influence consumers and healthcare professionals on behalf of entities such as health insurers and hospitals. In August 2015, we acquired Tea Leaves Health, LLC, or Tea Leaves, a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. Tea Leaves generates revenues from multi-year contracts with recurring licensing fees, as well as related custom marketing programs that drive incremental advertising revenue. We believe there is a significant revenue opportunity in providing hospital systems with marketing solutions to target both consumers and physicians and to provide measurable ROI for their strategic planning and marketing efforts.

We expect our advertising and sponsorship revenues to increase in 2016. We expect our premium services revenue to decrease in 2016, as the increase in hospital SaaS revenue will be offset by the decline in consumer subscription revenues.

We also track our revenue performance across consumer, professional and payer/provider as customers may purchase a suite of Everyday Health solutions that incorporate licensing, media and other creative services. For example, with our hospital customers, we generate SaaS revenue from licensing our platform and advertising revenue from implementing marketing programs for the same hospitals. In 2015, our direct to consumer revenue was 63% of total revenue, our direct to professional revenue was 33% of total revenue and our revenue from payers and providers was 4% of total revenue. We expect our direct to professional revenue and revenue from payers and providers to increase as a percentage of our total revenues in 2016 and beyond.

Background Information

Key Trends Affecting Our Business

We believe that the following key trends drive our ability to continue to grow our business:

•	Marketers are allocating an increasing proportion of their advertising budget to online advertising and are seeking solutions that better target their audience and maximize ROI. We believe that the ability to offer complex data-driven solutions that demonstrate ROI will be a key determinant in our success in attracting marketing dollars in the coming years. We also believe that the online percentage of the total health-related advertising market is still relatively small, and that this percentage will increase in the coming years.

•	The Internet and mobile devices have become indispensable for both consumers seeking to take a more active role in managing their diverse health and wellness needs and healthcare professionals striving to provide better care for their patients and manage their practices more efficiently. We believe that individuals will increasingly seek out digital content and solutions, and spend more time interacting with these digital channels, to educate themselves, directly manage and monitor their health and wellness, and make a wide array of other health-related purchase decisions, including purchasing health insurance.

•	The pharmaceutical industry is experiencing a major shift from large mass-market “blockbuster” drugs to niche or specialty medications that target discrete patient populations. At the same time, dramatically-reduced sales forces and other restrictions on interacting directly with physicians have made it more difficult for pharmaceutical companies to efficiently market their products and services. As a result, we believe the need for these companies to interact with consumers and physicians more directly through digital channels will increase significantly.

•	The evolving healthcare environment is forcing many health-related companies to face new challenges and adopt, in many cases for the first time, strategies targeting consumers and healthcare professionals. We believe our large and engaged audience, premium brands and rich database of user information afford us a significant opportunity to grow our revenues as these entities, including health insurance companies, pharmacy benefit management companies and health information technology vendors, seek new ways to drive down costs, acquire new customers and utilize technology to achieve better health outcomes.

Revenues

Advertising and sponsorship revenues constitute a significant majority of our total revenues. We also generate revenues from premium services, which consist primarily of digital subscriptions sold to consumers and fees from hospitals for licensing our SaaS-based marketing and analytics platform.

Given the size and scope of our content and audience assets, we offer a variety of advertising and sponsorship solutions that engage consumers and healthcare professionals across a variety of health categories. Our diverse customer base for these marketing solutions consists primarily of pharmaceutical companies, manufacturers and retailers of over-the-counter products and consumer-packaged-goods, and, to a lesser extent, healthcare providers, such as hospital systems, and health insurers. Pharmaceutical companies represent our largest customer group. In addition to offering a wide range of marketing solutions, we also utilize a variety of revenue models depending on the specific needs and profile of the customer. For example, we may price our marketing solutions on (i) a fixed fee basis, (ii) a cost-per-impression (CPM) or cost-per-visitor (CPV) basis, or (iii) the ROI we deliver from a specific campaign. An increasing number of our marketing programs provide for revenues to us based primarily upon the ROI we deliver, such as the increase in prescription activity for a pharmaceutical product.

More specifically, our advertising and sponsorship solutions include, among others:

•	display advertisements on our properties and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships on our properties, which typically include both components that are sold based on a cost-per-impression basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a cost-per-visitor basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	programs that allow marketers the opportunity to target specific audiences outside of our properties using our audience data and analytics;

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers, primarily pharmaceutical customers; and

•	marketing programs that are sold based on a time and materials basis.

Although we typically do not distinguish between desktop and mobile channels in the structuring and pricing of our marketing campaigns, mobile channels have become increasingly important in fulfilling these campaigns as overall mobile traffic has increased. Revenues delivered via mobile channels increased 8.1% to $73.1 million in 2015 from $67.7 million in 2014.

Our premium services revenues include revenues generated from subscriptions sold to individuals who purchase access for a defined period of time to one or more of our properties. Our subscription services are designed to provide the consumer with the ability to access consumer health content from well-recognized sources, and to personalize or customize a specific health or wellness program. Over the last several years, we have intentionally focused more directly on increasing our advertising and sponsorship revenues and less on expanding our consumer subscription revenues. By virtue of our acquisition of Tea Leaves in August 2015, premium services revenues also include fees generated from the license of Tea Leaves’ SaaS-based marketing and analytics platform to hospital systems. These licensing agreements are typically multi-year contracts with recurring licensing fees. The related custom marketing programs that are sold to hospital customers that license our SaaS platform are allocated to advertising and sponsorship revenues.

The timing of our revenues is affected by certain seasonal factors. Our advertising and sponsorship revenues are traditionally the lowest in the first quarter of the year, due primarily to the seasonal spend patterns of our customers, and increases thereafter with the highest advertising and sponsorship revenues in the fourth quarter of the year. As a result of these trends, our gross margin tends to be lowest in the first quarter of each calendar year, typically increasing thereafter. We anticipate that, as our revenues increase, our gross profit will continue to increase while our period-over-period gross margin may not increase commensurately.

Cost of Revenues, Gross Profit and Gross Margin

The Everyday Health platform provides digital marketing and communications solutions that engage consumers and healthcare professionals across a variety of health categories. Cost of revenues consists primarily of the expenses associated with aggregating the total audience across the Everyday Health properties or delivering an audience to fulfill a marketing campaign. These costs include:

•	media costs;

•	royalty payments to our partners; and

•	to a lesser extent, market research incentives, direct mail marketing and fulfillment costs, as well as costs associated with subscription fees for our premium services, ad serving and other expenses.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels where we advertise our properties. These media activities are directly attributable to generating revenue, increasing the audience to the properties we operate, accumulating qualified leads, increasing the number of individuals subscribing to our premium services and growing our registered user base. Our partner royalties are generally based on the amount of revenues generated on the particular property. In some cases, we guarantee the partner a minimum annual payment.

We carefully monitor our gross profit and gross margin because they are key indicators of our financial performance and success in aggregating and monetizing our audience across the Everyday Health properties. Gross profit is defined as total revenues minus cost of revenues. Gross margin is defined as our gross profit as a percentage of our total revenues. While we focus on the growth of both gross profit and gross margin, we may make investments from time to time that will position us for growth at the expense of gross margin.

Since our operating decisions are based on aggregating and monetizing our audience as a whole, we believe that our aggregate gross profit is an important measure of our overall performance. Additionally, some of the other costs to operate our properties, such as product development expenses, website hosting and maintenance expenses, are included in operating expenses and not reflected in our cost of revenues. As a result, we also believe that our Adjusted EBITDA is an important metric for measuring our overall financial performance (for a detailed description of Adjusted EBITDA, see “Supplemental Financial Information” below).

Both our revenues and gross profit increased for the year ended December 31, 2015, compared to the prior year periods, as shown in the table below.

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenues	$231,991	$184,325	$155,850
Revenue growth	25.9%	18.3%	12.5%
Cost of revenues	$66,923	$49,296	$43,338
Gross profit	$165,068	$135,029	$112,512
Gross profit growth	22.2%	20.0%	14.9%
Gross margin	71.2%	73.3%	72.2%

We expect our gross profit to continue to improve in the near term as we continue to aggregate our audience more efficiently and enhance our monetization capabilities. While we expect our cost of revenues to continue to increase on an absolute basis in the foreseeable future, we do not believe that any such increases will negatively impact our gross profit or Adjusted EBITDA since we anticipate that the growth in our total revenues will continue to exceed the increase in our cost of revenues on a year-over-year basis.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including commissions and non-cash stock compensation, for our sales and account management, research, marketing, data analytics and creative design personnel, as well as compensation expense related to acquisition earn-outs and retention bonuses, fees for third-party professional marketing and analytical services and depreciation and amortization expense pertaining to property and equipment. Our sales and marketing departments include data analytics personnel that analyze traffic and advertising ROI data to determine the effectiveness of advertising and marketing campaigns. We expect our sales and marketing expenses to increase as we increase the number of sales, sales support, marketing and analytical personnel.

Product Development. Product development expenses consist primarily of costs related to the products and services we provide to our audience, including the costs associated with the operation and maintenance of our website properties. These costs primarily consist of personnel-related expenses, including non-cash stock compensation, for our editorial, product management, technology and customer service personnel, and compensation expense related to acquisition earn-outs. Product development expenses also include fees paid to editorial and technology consultants; other technology costs incurred for maintenance to our technology platforms and infrastructure; depreciation and amortization expense pertaining to property and equipment and capitalized technology costs, including website and mobile development costs and acquired technology assets; and impairments of product development assets when such assets are no longer expected to provide future benefit. We expect our investment in product development to increase as we continue to increase our editorial, product development and technology resources, and as we enhance our product offerings by creating and licensing content, tools and applications, including new offerings for payers and providers.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, including non-cash stock compensation, for our executive, finance, legal, human resources and other administrative personnel, as well as compensation expense related to acquisition earn-outs, accounting and legal professional fees and other general corporate expenses, including insurance, facilities expenses and depreciation and amortization expense pertaining to property and equipment and amortization of definite-lived intangible assets. We expect our general and administrative expenses, including accounting and legal-related expenses and insurance costs, to increase as we have transitioned to being a public company.

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

As of December 31, 2015, we had approximately $104.0 million of U.S. federal and state net operating loss, or NOL, carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will expire from 2026 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2015 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2015, there is no Section 382 limitation on our NOL carryforwards as there has not been a change in ownership of more than 50% over the three-year period through 2015. Our NOLs may also be limited under similar provisions of state law. The NOL carryforwards at December 31, 2015 include approximately $7.5 million in income tax deductions related to equity compensation, which will be reflected as a credit to additional paid-in-capital as these NOLs are utilized.

Loss From Discontinued Operations

In November 2013, we sold our Doctor Solutions business, which provided local online directories, search engine marketing and other marketing services to healthcare professionals. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from our ongoing business after the sale. As such, the operating results of this business have been reported as discontinued operations in our consolidated statements of operations.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Advertising and sponsorship revenues	$209,093	$166,465	$134,893
Premium services revenues	22,898	17,860	20,957
Total revenues	231,991	184,325	155,850
Operating expenses:
Cost of revenues	66,923	49,296	43,338
Sales and marketing	74,761	48,605	44,385
Product development	55,920	44,541	43,759
General and administrative	39,487	30,041	27,462
Total operating expenses	237,091	172,483	158,944
Income (loss) from operations	(5,100)	11,842	(3,094)
Interest expense, net	(5,236)	(3,711)	(8,442)
Other expense	-	(4,114)	(359)
Income (loss) from continuing operations before (provision) benefit for income taxes	(10,336)	4,017	(11,895)
(Provision) benefit for income taxes	(1,304)	8,666	(1,102)
Income (loss) from continuing operations	(11,640)	12,683	(12,997)
Loss from discontinued operations, net of tax	-	-	(5,239)
Net Income (loss)	$(11,640)	$12,683	$(18,236)

Comparison of Years ended December 31, 2015 and 2014

Revenues

Our total revenues increased 25.9% to $232.0 million in 2015 from $184.3 million in 2014. The $47.7 million increase in total revenues consisted of a $42.6 million increase in advertising and sponsorship revenues and a $5.1 million increase in premium services revenues. No advertiser accounted for 10% or more of total revenues in 2015 or 2014.

Advertising and sponsorship revenues increased 25.6% to $209.1 million in 2015 from $166.5 million in 2014. The $42.6 million increase in advertising and sponsorship revenues was primarily driven by an increase in revenue from our pharmaceutical customers, including programs for orphan, rare and specialty diseases and ROI-based campaigns for mature brands. Our acquisitions of DD in the fourth quarter of 2014 and Cambridge in the first quarter of 2015 significantly enhanced the solutions we can offer to pharmaceutical customers.

Premium services revenues increased 28.2% to $22.9 million in 2015 from $17.9 million in 2014. The $5.1 million increase was primarily from an increase in revenue from our payer and provider customers, including the hospital revenue resulting from our acquisition of Tea Leaves in August 2015, and revenue earned in connection with the termination of a partner licensing agreement in the fourth quarter of 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 35.8% to $66.9 million in 2015 from $49.3 million in 2014. The $17.6 million increase in cost of revenues was primarily attributable to an increase in royalties to our website partners and media expenses, commensurate with the overall increase in advertising and sponsorship revenues during 2015 as compared to 2014. The increase in cost of revenues also reflects increased expenses for market research incentives, direct mail marketing and fulfillment expenses related primarily to the 2014 and 2015 acquisitions referenced above. Cost of revenues as a percentage of total revenues increased to 28.8% in 2015 from 26.7% in 2014.

Sales and Marketing. Sales and marketing expenses increased 53.8% to $74.8 million in 2015 from $48.6 million in 2014. This $26.2 million increase was attributable to several factors including: (i) higher cash and non-cash stock compensation expense for the increased staffing in our sales, sales development, sales operations and data analytics departments, which also includes the additional sales-related personnel acquired through the DD and Cambridge acquisitions in 2015; (ii) accrued earn-out and retention bonuses totaling $7.2 million related to the Cambridge, Tea Leaves and DD acquisitions and (iii) accrued executive transition charges and reduction in force severance charges, totaling $2.2 million, for the separation of certain of our executives during 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 32.2% in 2015, as compared to 26.4% in 2014.

Product Development. Product development expenses increased 25.5% to $55.9 million in 2015 from $44.5 million in 2014. This $11.4 million increase in product development expenses was primarily due to accrued earn-out expense totaling $4.1 million related to the acquisition of Tea Leaves in 2015 and a $1.4 million asset impairment charge recorded during the third quarter of 2015 related to certain software development projects which we decided not to move forward with, as well as $2.0 million increased depreciation expense on product development related assets, primarily from the DD acquisition. Product development expenses as a percentage of total revenues decreased to 24.1% in 2015, as compared to 24.2% in 2014.

General and Administrative. General and administrative expenses increased 31.4% to $39.5 million in 2015 from $30.0 million in 2014. This $9.5 million increase was attributable to several factors, including: (i) an increase in amortization expense of definite-lived intangible assets relating to the DD and Cambridge acquisitions; (ii) higher levels of non-cash stock compensation expense; (iii) accrued executive transition charges totaling $1.3 million for the separation of certain of our executives during 2015; and (iv) higher professional services fee expenses, which include additional expenses related to compliance with the Sarbanes-Oxley Act. General and administrative expenses as a percentage of total revenues increased to 17.0% in 2015, as compared to 16.3% in 2014.

Interest Expense, Net. Interest expense, net, increase 41.1% to $5.2 million in 2015, compared to $3.7 million in 2014. The $1.5 million increase in interest expense was primarily due to a net increase in the weighted-average outstanding borrowings under our credit facilities of approximately $52.8 million in 2015 as compared to 2014. This increase was primarily related to additional borrowings to fund the DD and Cambridge acquisitions, coupled with, to a lesser extent, a higher interest rate in 2015 as compared to 2014.

Other Expense. There were no charges reflected as other expense for the year ended December 31, 2015. Other expense in 2014 consisted primarily of the write-off of unamortized deferred financing costs totaling $2.8 million and prepayment penalties totaling $1.0 million related to the March 2014 credit facility refinancing.

(Provision) Benefit for Income Taxes. The (provision) benefit for income taxes was approximately $(1.3) million and $8.7 million during the years 2015 and 2014, respectively. The provision for income taxes in 2015 pertains primarily to deferred income taxes relating to basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets since its reversal is considered indefinite in nature. Deferred income taxes increased in 2015 by $0.6 million in connection with our 2015 acquisitions, offset by a one-time tax benefit of $0.6 million related to the release of a valuation allowance from finalizing the purchase price valuation of the DD acquisition from 2014. For 2014, the deferred benefit for income taxes includes a one-time tax benefit of $10.0 million associated with the re-measurement of the valuation allowances against our deferred tax assets related to the DD acquisition, partially offset by a deferred tax charge relating to basis differences in indefinite-lived intangible assets as described above. The remaining provision in 2015 and 2014 pertains primarily to the current provision for federal minimum tax and state and local income taxes.

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

Advertising and sponsorship revenues increased 23.4% to $166.5 million in 2014 from $134.9 million in 2013. The $31.6 million increase in advertising and sponsorship revenues was driven by an increase in revenue per advertiser, as compared to 2013, due to expanded relationships with existing advertisers. The increase in advertising and sponsorship revenues was also attributable to an increase in the number of advertisers that marketed their products and services on Everyday Health properties, driven by a continued focus from our sales team on generating new customer relationships.

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

Costs and Expenses

Cost of Revenues. Cost of revenues increased 13.7% to $49.3 million in 2014 from $43.3 million in 2013. The $6.0 million increase in cost of revenues was primarily attributable to an increase in royalties to our partners commensurate with the increase in advertising and sponsorship revenues. Cost of revenues as a percentage of total revenues decreased to 26.7% in 2014 from 27.8% in 2013.

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

(Provision) Benefit for Income Taxes. The (provision) benefit for income taxes was approximately $8.7 million and $(1.1) million during the years 2014 and 2013, respectively. For 2014, the benefit for income taxes includes a one-time tax benefit of $10.0 million associated with the re-measurement of the valuation allowances against our deferred tax assets related to the DD acquisition. The remaining provision in 2014 and 2013 pertains primarily to deferred income taxes related to basis differences in indefinite lived intangible assets that could not be offset by current year deferred tax assets, as well as the current provision for state income taxes.

Loss from Discontinued Operations

Loss from discontinued operations of $5.2 million in 2013 consists of a $1.3 million loss on sale and $3.9 million of operating losses attributable to the Doctor Solutions business, which was sold in November 2013.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax provision (benefit); depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earn-out and retention bonus arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; executive transition and reduction in force charges; contract settlement charges; asset impairment and other charges; preferred stock warrant mark-to-market adjustments and loss from discontinued operations We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

•	Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, helps indicate underlying trends in our business, facilitates period-to-period comparisons of operations and comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•	It is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation and non-core operational charges, such as asset impairment and other charges and write-off of debt extinguishment costs, from Adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods.

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Income (Loss)	$(11,640)	$12,683	$(18,236)
Add:
Interest expense, net	5,236	3,711	8,442
Income tax provision (benefit)	1,304	(8,666)	1,102
Depreciation and amortization expense	20,408	14,943	15,450
Stock-based compensation expense	10,936	9,100	2,969
Warrant mark-to-market adjustment	—	252	—
Compensation expense related to acquisition earnout and retention bonuses	11,968	135	2,211
Write-off of unamortized deferred financing costs	—	3,861	—
Executive transition and reduction in force severance charges	3,655	—	3,188
Contract settlement charge	1,725	—	—
Asset impairment and other charges	2,052	—	1,377
Loss from discontinued operations	—	—	5,239
Adjusted EBITDA	$45,644	$36,019	$21,742

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Year Ended December 31,
	Depreciation /			Stock
	amortization			compensation (1)
	2015	2014	2013	2015	2014	2013
	(in thousands)
Sales and marketing	$1,190	$1,279	$1,183	$4,074	$2,769	$602
Product development	12,764	10,745	10,325	1,850	2,102	1,091
General and administrative	6,454	2,919	3,942	5,012	4,229	1,276
Total expense	$20,408	$14,943	$15,450	$10,936	$9,100	$2,969

(1)	Stock compensation expense includes charges related to the Company’s ESPP beginning in 2014. Refer to “Note 11-Stock-Based Compensation” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

Working Capital

As of December 31, 2015, we had cash and cash equivalents of $30.1 million and working capital of $59.2 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million, which were converted to common stock upon the IPO on April 2, 2014. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of December 31, 2015, we had $111.1 million of borrowings outstanding under our credit facility.

In March 2015, we refinanced our debt. Under this credit facility, or the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a term loan. As of December 31, 2015, there was $66.1 million outstanding on the term loan and $45.0 million outstanding on the revolver, with $37.3 million available to be drawn on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of December 31, 2015, the interest rate on our Credit Facility was 4.33%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of December 31, 2015. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

On February 26, 2016, we entered into an amendment to the Credit Facility, which effected certain modifications to the financial covenants and terms set forth in the Credit Facility. In addition, on March 2, 2016, we drew $15.0 million under the revolver portion of the Credit Facility. As of March 2, 2016, there was $64.4 million outstanding on the term loan and $60.0 million outstanding on the revolver, with $22.3 million available to be drawn on the revolver.

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

Components of Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$20,946	$20,040	$1,672
Net cash used in investing activities	(63,210)	(79,223)	(17,507)
Net cash provided by financing activities	21,632	93,670	8,189
Net increase (decrease) in cash and cash equivalents	$(20,632)	$34,487	$(7,646)

Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities was $20.9 million, consisting of a net (loss) of $(11.6) million, adjusted for non-cash expenses of $34.6 million, including depreciation and amortization, provision for doubtful accounts, non-cash stock-based compensation expense, asset impairment charge, amortization and write-off of deferred financing costs and provision for deferred income taxes. Additionally, changes in operating assets and liabilities used $2.1 million of cash, which was primarily due to an increase in accounts receivable of $17.5 million due to higher advertising and sponsorship revenues, offset by an increase in long-term liabilities of $7.8 million primarily related to acquisition earn-out accruals, an increase in accounts payable and accrued expenses of $5.4 million due to the timing of vendor payments, and an increase in deferred revenue of $1.2 million.

Net cash provided by operating activities was $0.9 million higher in the year ended December 31, 2015 compared to the year ended December 31, 2014, resulting primarily from an increase in non-cash expenses of $14.9 million and a decrease in cash used as a result of changes in operating assets and liabilities of $10.3 million, offset by an increase in net loss of $24.3 million. The increase in non-cash expenses of $14.9 million is driven by a $10.0 million increase in the deferred income tax provision due to a one-time, non-cash tax benefit related to the DD acquisition in 2014, a $5.5 million increase in depreciation and amortization, a $1.8 million increase in stock-based compensation expense and a $1.4 million increase in asset impairment charges, offset by a $3.8 million decrease in amortization and write-off of deferred financing costs. The decrease in cash used as a result of changes in operating assets and liabilities of $10.3 million is mainly due to increases in accounts payable and accrued expenses of $7.4 million and other long-term liabilities of $7.2 million primarily related to acquisition earn-out accruals, partially offset by a $5.1 million increase in accounts receivable.

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

Investing Activities

Our primary investing activities have historically consisted of additions to property and equipment, including computer hardware and software, internally-developed software, website development costs, and leasehold improvements. Additionally, our investing activities included payments made to acquire businesses.

We used $63.2 million of net cash in investing activities during the year ended December 31, 2015, consisting of $14.5 million of additions to property and equipment, $47.3 million for purchase price payments relating to the Cambridge and Tea Leaves acquisitions and $1.4 million for security deposits and other assets. Net cash used in investing activities was $16.0 million lower than in the year ended December 31, 2014, primarily due to lower purchase price payments in 2015 compared to 2014.

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

We generated $21.6 million of net cash in financing activities during the year ended December 31, 2015, primarily from $15.0 million in net borrowings on the revolver portion of our credit facility, $6.1 million of borrowings on the term loan portion of the facility net of principal repayments and $2.6 million received upon the exercise of stock option awards, partially offset by capital lease obligations, financing costs and tax withholdings related to net share settlement of restricted stock units. Net cash provided by financing activities was $72.0 million lower than in the year ended December 31, 2014, primarily due to the $70.6 million net proceeds we received upon the closing of our IPO in 2014.

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

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$111,056	$6,775	$13,550	$90,731	$—
Operating lease obligations	31,985	5,078	8,323	7,218	11,366
Minimum guarantees under royalty agreements (2)	74,529	14,926	24,392	25,211	10,000
Purchase obligations (3)	39,029	20,019	18,042	969	—
Total	$256,599	$46,798	$64,307	$124,129	$21,366

(1)	In addition to the principal repayments due under our Credit Facility shown above based on outstanding borrowings of $111.1 million as of December 31, 2015, interest payments of $4.8 million are due in less than 1 year, $8.6 million in 1-3 years and $4.3 million in 3-5 years when the Credit Facility matures in November 2019. For a description of our long-term debt obligations, see “Liquidity and Capital Resources - Sources of Liquidity and Long-Term Debt” above.
(2)	Some of the minimum guaranteed payments are subject to reductions if specified performance metrics are not achieved by our partners with respect to our non-operated properties.
(3)	Purchase obligations pertain primarily to fees for third-party content, technology and other services.

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

We recognized revenue only when (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) the service is performed; and (iv) collectability of the related fee is reasonably assured. While the majority of our revenue transactions are based on standard business terms and conditions, we also enter into non-standard sales agreements with advertisers that sometimes involve multiple elements.

We typically recognize advertising revenues in the period in which the advertisement is delivered. Our revenues from sponsorship services and marketing programs are recognized over the period in which we substantially satisfy our contractual obligations set forth in the relevant sponsorship agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In instances where individual deliverables are not sold separately, or when third-party evidence is not available, fair value is determined based on our best estimate of selling price. Advertising and sponsorship revenues accounted for 90.1%, 90.3% and 86.6% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

We recognize subscription revenues ratably over the relevant subscription periods, which for our SaaS-based marketing and analytics platform are typically over the multi-year contract term and for subscriptions sold to individuals are predominantly quarterly, after deducting refunds and charge-backs. For the SaaS-based marketing and analytics platform, customers are typically charged a fee to integrate the platform which is recognized over the contract term and a recurring license fee which is billed monthly. For subscriptions to individuals, we typically charge each subscriber’s credit card for the full price for their subscription at the commencement of the subscription period and at each subscription renewal date, unless the consumer cancels the subscription prior to the renewal date. When consumers sign up for free-trial subscriptions, we automatically charge their credit card for a subscription at the end of the free-trial period unless they cancel before the trial period ends. Once billed, the revenue is recognized on a straight line basis, over the subscription period. No revenue is recognized ratably over, or allocated to, the free-trial period.

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

Internal Software and Website Development Cost

We incur costs to develop software for internal use and for our website and mobile applications. In accordance with authoritative accounting guidance, we capitalize costs, consisting principally of payroll and related benefits, third-party consultants and related charges, incurred during the application development phase of a project as well as the costs of content developed for our properties by third-party consultants which is deemed to be reference material in nature and to provide a future economic benefit. Upon completion of a project, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is typically three years. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Software and website development costs that do not meet the criteria for capitalization are expensed as incurred and are included in product development expenses in the consolidated statements of operations.

Goodwill

Goodwill resulting from our acquisitions represents the excess cost over fair value of the identifiable net tangible and intangible assets of acquired businesses. The allocation of purchase price requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to definite-lived intangible assets (discussed further below).

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

The evaluation of our goodwill annually on October 1 indicated that the carrying value of the asset was less than the fair value and, accordingly, there was no impairment loss recognized for the years ended December 31, 2015, 2014 and 2013.

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

Our property and equipment and definite-lived intangible assets are depreciated and amortized over their estimated useful lives, generally three to five years for property and equipment and three to ten years for definite-lived intangible assets, which are determined based on several factors, primarily the period of time the asset is expected to remain in service and provide benefit to us. We review these definite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the year ended December 31, 2015, an impairment charge of $1,416 was recorded related to certain software development projects included in property and equipment, which we decided not to move forward with. There were no indicators of impairment of these definite-lived assets during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded impairment charges of $1.2 million related to certain website costs included in property and equipment.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the current authoritative accounting guidance, under which stock-based awards, including stock options and restricted stock units, are measured at fair value as of the grant date and recognized as compensation expense over the requisite service period (generally the vesting period), which we have elected to amortize using the graded attribution method.

We calculate the fair value of each restricted stock unit award based on our stock price on the date of grant. We use the Black-Scholes option pricing model to estimate the fair value of stock option and Employee Stock Purchase Plan (“ESPP”) awards. As there was no public market for our common stock prior to our IPO in March 2014, and therefore a lack of company-specific historical and implied volatility data, we have determined the share price volatility for awards granted based on an analysis of reported data for a peer group of companies that granted awards with substantially similar terms. The expected volatility of awards granted has been determined using an average of the historical realized volatility measures of this peer group of companies for a period of time commensurate with the expected term of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

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

In addition, stock-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant, based on our historical forfeiture experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In May 2014, the FASB issued amended guidance for revenue recognition. This amendment provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendment was originally to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 and early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs in financial statements. The new guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance will be effective for us beginning in the first quarter of 2016 on a retrospective basis for all periods presented, with early adoption optional. We do not expect the impact of the adoption of this guidance to be material to the consolidated financial statements.

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

In November 2015, the FASB issued updated guidance on balance sheet classification of deferred taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. We elected to early adopt this guidance on a retrospective basis effective December 31, 2014. As a result of the retrospective adoption, the Company reclassified $0.7 million from current deferred tax assets to noncurrent deferred tax liabilities in the 2014 balance sheet.

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effects of the adoption and have not yet determined the impact the revised guidance will have on our consolidated financial statements and related disclosures.

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

Interest Rate Risk.  Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $111.1 million of borrowings outstanding under our credit facility as of December 31, 2015 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $5.4 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.1 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 8. Financial Statements and Supplementary Data.

Everyday Health, Inc.
Index to Consolidated Financial Statements

Page
Everyday Health, Inc. Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2015 and 2014	48
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	49
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	51
Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Everyday Health, Inc.

We have audited the consolidated balance sheets of Everyday Health, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everyday Health, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 11, 2016

Everyday Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$30,097	$50,729
Accounts receivable, net of allowance for doubtful accounts of $909 and $637 as of December 31, 2015 and 2014, respectively	90,356	68,007
Prepaid expenses and other current assets	4,662	5,529
Total current assets	125,115	124,265
Property and equipment, net	28,565	25,502
Goodwill	165,271	127,115
Intangible assets, net	43,746	30,716
Other assets	6,901	5,237
Total assets	$369,598	$312,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$38,563	$31,722
Deferred revenue	8,655	6,740
Current portion of long-term debt	6,775	3,000
Other current liabilities	11,890	965
Total current liabilities	65,883	42,427
Long-term debt	104,281	87,000
Deferred tax liabilities	7,570	6,017
Other long-term liabilities	11,595	4,105
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at December 31, 2015 and 2014; 32,707,606 and 31,489,196 shares issued and outstanding at December 31, 2015 and 2014, respectively	327	314
Treasury stock	(55)	(55)
Additional paid-in capital	310,727	292,117
Accumulated deficit	(130,730)	(119,090)
Total stockholders’ equity	180,269	173,286
Total liabilities and stockholders’ equity	$369,598	$312,835

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013

Revenues
Advertising and sponsorship revenues	$209,093	$166,465	$134,893
Premium services revenues	22,898	17,860	20,957
Total revenues	231,991	184,325	155,850
Operating expenses:
Cost of revenues	66,923	49,296	43,338
Sales and marketing	74,761	48,605	44,385
Product development	55,920	44,541	43,759
General and administrative	39,487	30,041	27,462
Total operating expenses	237,091	172,483	158,944
Income (loss) from operations	(5,100)	11,842	(3,094)
Interest expense, net	(5,236)	(3,711)	(8,442)
Other expense	—	(4,114)	(359)
Income (loss) from continuing operations before (provision) benefit for income taxes	(10,336)	4,017	(11,895)
(Provision) benefit for income taxes	(1,304)	8,666	(1,102)
Income (loss) from continuing operations	(11,640)	12,683	(12,997)
Loss from discontinued operations, net of tax	—	—	(5,239)
Net income (loss)	(11,640)	12,683	(18,236)
Series G preferred stock deemed dividend	—	(8,079)	—
Net income (loss) attributable to common stockholders	$(11,640)	$4,604	$(18,236)
Basic net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$(0.36)	$0.19	$(2.55)
Net loss attributable to common stockholders from discontinued operations, net of tax	—	—	(1.03)
Net income (loss) attributable to common stockholders	$(0.36)	$0.19	$(3.57)
Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders from continuing operations	$(0.36)	$0.17	$(2.55)
Net loss attributable to common stockholders from discontinued operations, net of tax	—	—	(1.03)
Net income (loss) attributable to common stockholders	$(0.36)	$0.17	$(3.57)
Weighted-average common shares outstanding:
Basic	31,977,246	24,259,395	5,103,351
Diluted	31,977,246	26,911,782	5,103,351

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Redeemable Convertible Preferred Stock
And Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock		Treasury stock	Additional paid in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2012	26,820,270	$158,766	4,860,855	$49	$—	$26,759	$(105,458)	$(78,650)
Exercise of stock options	—	—	183,501	2	—	787	—	789
Warrant issued in connection with credit facility	—	—	—	—	—	149	—	149
Issuance of common stock	—	—	330,022	3	—	2,992	—	2,995
Purchase of treasury stock	—	—	(7,900)	—	(55)	—	—	(55)
Stock-based compensation expense related to employee stock options	—	—	—	—	—	3,039	—	3,039
Net loss	—	—	—	—	—	—	(18,236)	(18,236)
Balance at December 31, 2013	26,820,270	158,766	5,366,478	54	(55)	33,726	(123,694)	(89,969)
Exercise of stock options	—	—	1,139,891	11	—	7,291	—	7,302
Issuance of common stock for acquired business	—	—	65,710	1	—	918	—	919
Issuance of common stock in connection with employee stock purchase plan	—	—	138,184	1	—	1,591	—	1,592
Stock-based compensation expense	—	—	—	—	—	9,100	—	9,100
Warrant issued in connection with website partner agreement	—	—	—	—	—	1,131	—	1,131
Issuance of common stock in connection with IPO, net of $8,848 issuance costs	—	—	5,676,414	57	—	70,565	—	70,622
Conversion of preferred stock	(26,820,270)	(158,766)	18,457,235	184	—	158,582	—	158,766
Series G preferred stock deemed dividend	—	—	—	—	—	8,079	(8,079)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	—	1,140	—	1,140
Exercise of warrants	—	—	645,284	6	—	(6)	—	—
Net income	—	—	—	—	—	—	12,683	12,683
Balance at December 31, 2014	—	—	31,489,196	314	(55)	292,117	(119,090)	173,286
Exercise of stock options	—	—	358,077	4	—	2,585	—	2,589
Common stock issued for settlement of restricted stock units, net of 100,690 shares withheld to satisfy income tax withholding obligations	—	—	179,296	2	—	(625)	—	(623)
Exercise of warrants	—	—	99,881	1	—	(1)	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	271,623	3	—	2,008	—	2,011
Net issuance of common stock in connection with acquisitions		—	309,533	3	—	3,707	—	3,710
Stock-based compensation expense	—	—	—	—	—	10,936	—	10,936
Net loss	—	—	—	—	—	—	(11,640)	(11,640)

Balance at December 31, 2015	—	$—	32,707,606	$327	$(55)	$310,727	$(130,730)	$180,269

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(11,640)	$12,683	$(18,236)
Less loss from discontinued operations, net of tax	—	—	(5,239)
Income (loss) from continuing operations	(11,640)	12,683	(12,997)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,408	14,943	15,450
Amortization of video and television costs	—	—	632
Provision for doubtful accounts	326	315	62
Stock-based compensation	10,936	9,100	2,969
Amortization and write-off of deferred financing costs	540	4,389	1,646
Asset impairment charge	1,416	—	1,261
Provision (benefit) for deferred income taxes	952	(9,071)	962
Changes in operating assets and liabilities:
Accounts receivable	(17,490)	(12,437)	(10,683)
Prepaid expenses and other current assets	982	1,489	(2,725)
Additions to video and television costs	—	—	(453)
Accounts payable and accrued expenses	5,420	(1,942)	7,529
Deferred revenue	1,183	(68)	1,744
Other current liabilities	154	58	(426)
Other long-term liabilities	7,759	581	951
Net cash provided by operating activities from continuing operations	20,946	20,040	5,922
Net cash used in operating activities from discontinued operations	—	—	(4,250)
Net cash provided by operating activities	20,946	20,040	1,672
Cash flows from investing activities
Additions to property and equipment, net	(14,481)	(14,754)	(10,654)
Proceeds from sale of business	—	400	600
Payment for businesses purchased, net of cash acquired	(47,316)	(65,000)	(6,736)
Payment of security deposits and other assets	(1,413)	131	(717)
Net cash used in investing activities	(63,210)	(79,223)	(17,507)
Cash flows from financing activities
Net proceeds from common stock issuance	—	70,622	—
Proceeds from the exercise of stock options	2,633	7,939	101
Repayments of principal under former revolver credit facility	—	(30,000)	(850)
Borrowings under former revolver credit facility	—	—	7,350
Repayment of principal under former term loan facility	—	(41,333)	(2,833)
Borrowings under former term loan facility	—	—	5,000
Borrowings under revolver credit facility	25,000	62,300	—
Repayment of principal under revolver credit facility	(10,000)	(32,300)	—
Borrowings under term loan facility	8,500	61,000	—
Repayment of principal under term loan facility	(2,444)	(1,000)	—
Principal payments on capital lease obligations	(642)	(659)	(456)
Payments of credit facility financing costs	(792)	(2,899)	(68)
Payment for purchase of treasury stock	—	—	(55)
Tax withholdings related to net share settlements of RSUs	(623)	—	—
Net cash provided by financing activities	21,632	93,670	8,189
Net increase (decrease) in cash and cash equivalents	(20,632)	34,487	(7,646)
Cash and cash equivalents, beginning of year	50,729	16,242	23,888
Cash and cash equivalents, end of year	$30,097	$50,729	$16,242

See accompanying notes to consolidated financial statements.

Everyday Health, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. Business

Everyday Health, Inc. (the “Company”) operates a leading marketing and communications platform for healthcare marketers seeking to engage and influence consumers and healthcare professionals. The Company was incorporated in the State of Delaware in January 2002 as Agora Media Inc., and changed its name to Waterfront Media Inc. in January 2004. In January 2010, the Company changed its name to Everyday Health, Inc. to better align its corporate identity with the Everyday Health brand.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the December 31, 2015 presentation.

Initial Public Offering

On April 2, 2014, the Company closed its initial public offering of common stock (“IPO”). The IPO, including the additional shares issued and sold on April 30, 2014 pursuant to the underwriters’ exercise of their over-allotment option, resulted in net proceeds of $70,622, after deducting underwriting discounts and commissions and offering costs borne by the Company totaling $8,848. As a result of the IPO, the Company issued and sold 5,676,414 shares of common stock at a public offering price of $14.00 per share, and all of the Company’s redeemable convertible preferred stock outstanding automatically converted into an aggregate of 18,457,235 shares of common stock, including 577,055 additional shares of common stock related to the Series G redeemable convertible preferred stock ratchet provision (refer to Note 10 for further discussion). In addition, certain selling stockholders exercised stock options and warrants for an aggregate of 339,053 shares of common stock, 149,839 shares of common stock were issued upon the automatic net exercise of a warrant, and outstanding warrants to purchase 222,977 shares of redeemable convertible preferred stock automatically converted into warrants to purchase an aggregate of 148,650 shares of common stock, which resulted in the reclassification of the preferred stock warrant liability of $1,140 to additional paid-in capital.

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

Operating Leases

The Company recognizes rent expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Tenant improvement allowances are recognized as a reduction to rent expense on a straight-line basis over the lease term.

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

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

Website Development Costs

The Company incurs costs to develop its websites, tools and applications. The Company expenses all costs that relate to the planning and post-implementation phases of website development as product development expense. Costs incurred in the development phase, consisting principally of third-party consultants and related charges, and the costs of content determined to provide a future economic benefit, are capitalized. Upon completion, the capitalized costs are amortized using the straight-line method over their estimated useful lives, which is generally three years.

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

The evaluation of the Company’s goodwill indicated that the carrying value of the asset was less than the fair value and, accordingly, there was no impairment loss recognized for the years ended December 31, 2015, 2014 and 2013.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The intangible assets with definite lives consist principally of trade names and customer relationships. Definite-lived intangible assets are amortized over their estimated useful lives, ranging from three to ten years, using the straight-line method which approximates the pattern in which economic benefits are consumed. In accordance with its policy, the Company reviews the estimated useful lives of its intangible assets and other long-lived assets on an ongoing basis. During the year ended December 31, 2015, an impairment charge of $1,416 was recorded related to certain software development projects which the Company decided not to move forward with. The $1,416 charge is included in product development expense in the accompanying consolidated statements of operations. There were no indicators of impairment of the Company’s long-lived assets during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded an impairment charge of $1,190 related to the consolidation and reorganization of certain website content and tools. This $1,190 charge is included in product development expense in the accompanying consolidated statements of operations.

Revenue Recognition and Deferred Revenue

The Company generates its revenue from (i) advertising and sponsorships and (ii) premium services, including consumer subscriptions, SaaS-based licensing fees and other licensing fees. Advertising revenue is recognized in the period in which the advertisement is delivered. Revenue from sponsorships, which includes time and materials based creative services, is recognized over the period the Company substantially satisfies its contractual obligations as required under the respective sponsorship agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In instances where individual deliverables are not sold separately, or when third-party evidence is not available, fair value is determined based on management’s best estimate of selling price.

Subscriptions are generally paid in advance on a monthly, quarterly or annual basis. Subscription revenue, after deducting refunds and charge-backs, is recognized on a straight-line basis ratably over the subscription periods. SaaS and other licensing revenue is generally recognized on a straight-line basis ratably over the life of the contract.

Deferred revenue relates to: (i) subscription fees for which amounts have been collected but for which revenue has not been recognized, and (ii) advertising and sponsorship fees and licensing fees billed in advance of when the revenue is to be earned.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

Cost of Revenues

Cost of revenues consists principally of the expenses associated with aggregating the total audience across the Company’s websites, including (i) royalty expenses for licensing content for certain websites and for the portion of advertising revenue the Company pays to the owners of certain other websites, and (ii) media costs associated with audience aggregation activities. Cost of revenues also includes market research incentives, direct mail marketing and fulfillment costs, as well as out-of-pocket costs related to creative services and costs associated with subscription fees for our premium services, ad serving and other expenses.

Royalty expense amounted to $23,805, $20,937 and $18,673 for the years ended December 31, 2015, 2014 and 2013, respectively.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels for search engine and database marketing, and display and television advertising. These media activities are attributable to revenue-generating and audience aggregation events, designed to increase the audience to the websites the Company operates, increase the number of subscribers to premium services and grow the Company’s registered user base. Media costs totaled $32,198, $24,973 and $22,437 for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Expense

There were no charges reflected as other expense for the years ended December 31, 2015 and 2013. In connection with the refinancing of its credit facilities in 2014, the Company wrote-off unamortized deferred financing costs totaling $2,845 and incurred prepayment fees of $1,016, which, together with the mark-to-market adjustment on certain preferred stock warrants of $253, is reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 2014.

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

Stock-Based Compensation

The Company accounts for all share-based payments, including grants of employee stock options and restricted stock units, based on the fair value of the award measured at the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock option awards and stock purchase rights provided under the 2014 Employee Stock Purchase Plan, or ESPP. The fair value of restricted stock unit awards represents the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized over the period during which the recipient provides services, generally the vesting period, net of estimated forfeitures.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

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

For the years ended December 31, 2015 and 2014, no advertising customer accounted for greater than 10% of total revenues. For the year ended December 31, 2013, one advertising customer accounted for 12% of total revenues. As of December 31, 2015 and 2014, no advertising customers accounted for greater than 10% of total accounts receivable. As many of the Company’s advertising customers work through the same advertising agencies, the Company also monitors the concentration of accounts receivable at the agency level. As of December 31, 2015 and 2014, no advertising agency accounted for greater than 10% of accounts receivable.

The Company’s net accounts receivable balance of $90,356 and $68,007 reflected in the accompanying balance sheets as of December 31, 2015 and 2014, respectively, include unbilled accounts receivable of $12,224 and $7,064 as of December 31, 2015 and 2014, respectively, which primarily represent revenue earned and accrued in the respective fiscal years, billed subsequent to year end.

An allowance for doubtful accounts is established with respect to accounts receivable that the Company has determined to be doubtful of collection, based upon factors surrounding the credit risk of customers, historical experience and other information.

The following table summarizes the activity of the allowance for doubtful accounts:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$637	$530	$651
Bad debt provision	326	384	251
Write-offs	(54)	(277)	(372)
Balance at end of year	$909	$637	$530

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

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing digital health marketing and communications solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units and warrants using the treasury stock method, convertible preferred shares using the “if converted” method, and employee withholdings to purchase common stock under the Company’s ESPP. Due to the net losses for the years ended December 31, 2015 and 2013, the aforementioned potentially dilutive securities were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive.

The basic and diluted net income (loss) attributable to common stockholders per common share is calculated as follows for the periods presented:

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$(11,640)	$12,683	$(12,997)
Loss from discontinued operations, net of tax	—	—	(5,239)
Net income (loss)	(11,640)	12,683	(18,236)
Series G preferred stock deemed dividend	—	(8,079)	—
Net income (loss) attributable to common stockholders	$(11,640)	$4,604	$(18,236)
Denominator:
Weighted-average number of common shares outstanding for basic net income (loss) attributable to common stockholders per common share	31,977,246	24,259,395	5,103,351
Dilutive securities:
Stock option awards	—	2,235,059	—
Warrants to purchase common stock	—	412,305	—
Employee stock purchase plan	—	5,023	—
Total weighted-average diluted shares	31,977,246	26,911,782	5,103,351
Basic net income (loss) attributable to common stockholders per common share:
Income (loss) from continuing operations	$(0.36)	$0.19	$(2.55)
Loss from discontinued operations, net of tax	—	—	(1.03)
Net income (loss) attributable to common stockholders	$(0.36)	$0.19	$(3.57)
Diluted net income (loss) attributable to common stockholders per common share:
Income (loss) from continuing operations	$(0.36)	$0.17	$(2.55)
Loss from discontinued operations, net of tax	—	—	(1.03)
Net income (loss) attributable to common stockholders	$(0.36)	$0.17	$(3.57)

The following securities were outstanding for the periods presented below and have been excluded from the calculation of diluted net income (loss) attributable to common stockholders per common share because the effect is anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	76,659	—	583,247
Warrants to purchase redeemable convertible preferred stock	—	—	148,650
Redeemable convertible preferred stock	—	—	17,880,180
Stock option awards	6,252,223	1,337,766	5,366,785
Unvested RSU awards	453,349	—	—
Employee stock purchase plan	100,722	—	—
Total weighted-average anti-dilutive securities	6,882,953	1,337,766	23,978,862

Foreign Currency

The financial statements and transactions of the Company’s foreign subsidiary are maintained in its local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using average exchange rates during the year. Foreign currency gains or losses are included in the consolidated statements of operations and were not material in any of the periods presented.

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

In May 2014, the FASB issued guidance which provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance was originally to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 and early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the consolidated financial statements and related disclosures.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

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

In November 2015, the FASB issued updated guidance on balance sheet classification of deferred taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. The Company elected to early adopt this guidance on a retrospective basis effective December 31, 2014. As a result of the retrospective adoption, the Company reclassified $656 from current deferred tax assets to non-current deferred tax liabilities in the 2014 balance sheet. The adoption of this guidance had no impact on net income (loss).

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effects of the adoption and have not yet determined the impact the revised guidance will have on our consolidated financial statements and related disclosures.

3. Acquisitions

Tea Leaves Health, LLC

In August 2015, the Company acquired 100% of the limited liability company membership interests of Tea Leaves Health, LLC (“Tea Leaves”), a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. The purchase price was valued at $29,893, consisting of (i) $15,000 in cash paid at closing, (ii) 327,784 shares of the Company’s common stock valued at $3,893, issued at closing and held in escrow for potential post-closing working capital and/or indemnification claims, and (iii) $11,000 to be paid within six months of closing in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in the Company’s sole discretion. The $11,000 deferred purchase price is included in other current liabilities in the accompanying balance sheet as of December 31, 2015 (see Note 17 for further discussion). As a result of a $184 working capital adjustment during the fourth quarter of 2015, the fair value of the total consideration amounts to $29,709. The working capital adjustment was settled via cancellation of 18,251 shares of the Company’s common shares held in escrow.

In addition to the purchase price, the former members of Tea Leaves are eligible to receive an additional $20,000 (50% in cash and 50% in shares of the Company’s common stock) based on the achievement of a specified Tea Leaves financial target as of December 31, 2016, as set forth in the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Tea Leaves through December 31, 2016, with the earn-out, if earned, to be paid in the first quarter of 2017. See Note 17 for certain amendments to the earn-out terms agreed to in February 2016. For the year ended December 31, 2015, the Company accrued $5,882 in compensation expense for this earn-out, which is reflected in other long-term liabilities in the accompanying balance sheet as of December 31, 2015. Of the $5,882 accrued earn-out, $1,177 is included in sales and marketing expense, $4,117 is included in product development expense and $588 is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2015.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The results of operations of Tea Leaves, which are not material for the year ended December 31, 2015, have been included in the consolidated financial statements of the Company from August 6, 2015, the closing date of the acquisition. Pro forma consolidated results of operations giving effect to this acquisition would not vary materially from historical results.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their fair values on the acquisition date. The fair values presented are subject to adjustment during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Cash and cash equivalents	$296
Accounts receivable	778
Other current assets	19
Property and equipment	3,404
Intangible assets	3,410
Goodwill	23,330
Deferred revenue	(535)
Accounts payable and accrued expenses	(993)
Total consideration paid	$29,709

Goodwill recognized as a result of the Tea Leaves acquisition is primarily attributable to expected synergies from enabling the Company to offer an integrated suite of software and media solutions that will allow hospital systems to target both consumers and physicians. All of the goodwill is expected to be deductible for tax purposes.

Cambridge BioMarketing Group, LLC

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation at closing was comprised of convertible notes that could either convert into shares of the Company’s common stock or be paid in cash at the discretion of the Company. The Company paid the $8,000 obligation in cash in May 2015. As a result of $216 working capital and other purchase price adjustments, the fair value of the total consideration amounts to $32,057. In addition to the purchase price described above, the former members of Cambridge are eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment is contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment is due to be paid in the first quarter of 2016. The Company records any such earn-out as compensation expense for the applicable period. During the year ended December 31, 2015, the Company accrued $4,913 in compensation expense for this earn-out, which is reflected in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2015 and included in sales and marketing expense in the accompanying consolidated statements of operations.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The results of operations of Cambridge have been included in the consolidated financial statements of the Company from March 20, 2015, the closing date of the acquisition. The consolidated statement of operations for the year ended December 31, 2015 includes revenue of $20,736 and pre-tax income of $4,651 attributable to Cambridge. Additionally, for the year ended December 31, 2015, acquisition-related costs of $186 are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their fair values on the acquisition date. The fair values presented are subject to adjustment during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Accounts receivable	$4,406
Other current assets	137
Property and equipment	783
Goodwill	15,360
Intangible assets	14,280
Accounts payable and accrued expenses	(2,659)
Deferred revenue	(197)
Other current liabilities	(53)
Total consideration paid	$32,057

Goodwill recognized as a result of the Cambridge acquisition is primarily attributable to expected synergies from broadening the Company’s strategic marketing and communications solutions to pharmaceutical brands targeting orphan and rare diseases. All of the goodwill is expected to be deductible for tax purposes.

The following table presents the Company’s unaudited pro forma consolidated results for the years ended December 31, 2015 and 2014. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Cambridge, giving effect to the Cambridge acquisition as if it had occurred on January 1, 2014.

	Unaudited Pro Forma Results Year Ended December 31,
	2015	2014
Revenues	$238,858	$203,143
Net income (loss)	$(11,042)	$13,119

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

The unaudited pro forma results give effect to pro forma events that are directly attributable to the assumed acquisitions, factually supportable, and expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments primarily related to amortization expense associated with acquired intangible assets, incremental interest expense related to additional borrowings on the Company’s Credit Facility used to fund the Cambridge acquisition and deferred tax expense from amortization of indefinite-lived intangible assets (see Note 12). The unaudited pro forma results are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in future periods. The actual results reported by the combined company in periods following the acquisition may differ significantly from those reflected in the pro forma results for a number of reasons, including cost saving synergies from operating efficiencies and the effect of the incremental costs incurred to integrate the two companies.

DoctorDirectory.com, Inc.

In November 2014, the Company acquired all of the outstanding equity of DoctorDirectory.com, Inc. (“DD”), which provided pharmaceutical companies with multi-channel interactive marketing services that target healthcare professionals, for a cash purchase price of $65,000. The DD acquisition enabled the Company to significantly increase the number of healthcare professionals it reaches, deepen and broaden its relationships with pharmaceutical companies, gain valuable expertise across sales, marketing and data and analytics, and introduce new products and services to healthcare professionals. Goodwill recognized from the DD acquisition is primarily attributable to these synergies. None of the goodwill is expected to be deductible for tax purposes. As of December 31, 2014, all purchase price obligations were settled other than $474 of working capital adjustments which were settled during 2015.

For the years ended December 31, 2015 and 2014, acquisition-related costs of $21 and $183 are included in general and administrative expenses in the accompanying consolidated statements of operations. The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. The results of operations of DD have been included in the consolidated financial statements of the Company from November 12, 2014, the closing date of the acquisition.

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid:.

Accounts receivable	$6,513
Deferred tax asset	81
Other current assets	232
Property and equipment	1,612
Goodwill	44,428
Intangible assets	24,970
Accounts payable and accrued expenses	(1,659)
Deferred tax liability	(10,703)
Total consideration paid	$65,474

The following table presents the Company’s unaudited pro forma consolidated results for the years ended December 31, 2014 and 2013. The unaudited pro forma results include the historical consolidated statements of operations of the Company and DD, giving effect to the DD acquisition, and related financing transactions, as if they had occurred at January 1, 2013.

	Unaudited Pro Forma Results Year Ended December 31,
	2014	2013
Revenues	$201,335	$172,877
Net income (loss)	$4,640	$(12,425)

The unaudited pro forma results include: (i) amortization expense associated with acquired intangible and technology assets; (ii) incremental interest expense related to additional borrowings on the Company’s Credit Facility used to fund the DD acquisition, and amortization of related deferred financing costs (see Note 9); (iii) elimination of stock-based compensation expenses related to the pre-acquisition period; (iv) elimination of transaction costs incurred related to the acquisition; and (v) elimination of DD’s historical federal tax provision for the year ended December 31, 2013, as the combined entity would have a loss before provision for income taxes for the year. Additionally, the unaudited pro forma combined net income for the year ended December 31, 2014 includes a pro forma adjustment to eliminate a one-time benefit recorded to the provision for income taxes of $10,033 (see Note 12) which resulted from reducing the deferred tax valuation allowance related to acquired intangible and other assets. The benefit is excluded from the unaudited pro forma results as it will not have a continuing impact on the combined results.

The unaudited pro forma results give effect to pro forma events that are (1) directly attributable to the assumed acquisition, (2) factually supportable, and (3) with respect to the combined statements of operations, expected to have a continuing impact on the combined results. Additionally, the unaudited pro forma adjustments are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in the future. The actual results reported by the combined company in periods following the acquisition may differ significantly from those reflected in the pro forma results for a number of reasons, including cost saving synergies from operating efficiencies and the effect of the incremental costs incurred to integrate the two companies.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

EQAL, Inc.

In September 2012, the Company acquired all of the outstanding equity of EQAL, Inc. (“EQ”), which managed digital media properties for various brands and celebrities. The former stockholders and founders of EQ were eligible to receive up to $5,000 based on the Company’s achievement of certain revenue and operating income targets during 2013. The Company records any such earn-outs as compensation expense for the applicable periods. For the year ended December 31, 2013, the Company incurred $2,211 of such expense, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The earn-out payment, which was payable in cash and shares of the Company’s common stock, was settled in full during the year ended December 31, 2014.

4. Discontinued Operations

In November 2013, the Board of Directors approved a plan to sell the Doctor Solutions business, which provided local online directories, search engine marketing and other marketing services to healthcare professionals. By the end of 2013, the Company identified a buyer and completed the sale, at a price of $1,000. The sale represented a disposal of a component of an entity whose operations and cash flows were eliminated from the Company’s ongoing business after the sale. As such, the operating results, along with the loss on sale, have been reported as discontinued operations in the consolidated statements of operations for the year ended December 31, 2013. As the sale was completed during 2013, there were no results from discontinued operations to report for the years ended December 31, 2015 and 2014. The loss from discontinued operations was comprised of the following:

Year ended December 31, 2013
Revenues	$7,116
Loss from operations	(3,971)
Loss on sale	(1,268)
Loss from discontinued operations before tax	(5,239)
Income tax (provision) benefit	—
Net loss from discontinued operations	$(5,239)

No benefit for income taxes was provided as the Company recorded a full valuation allowance against the NOLs generated by the discontinued operations.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2015	2014
Prepaid royalties	$689	$1,225
Prepaid marketing	838	422
Other	3,135	3,882
Total	$4,662	$5,529

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Computer equipment and purchased software	$14,958	$12,402
Internally developed software	43,469	37,226
Acquired technology	5,097	1,957
Furniture, fixtures and office equipment	3,761	2,978
Leasehold improvements	7,007	6,381
Website development costs	29,964	25,292
	104,256	86,236
Less accumulated depreciation and amortization	(75,691)	(60,734)
Total	$28,565	$25,502

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $7,774, $8,870 and $7,416, respectively, of internally developed software costs. Unamortized internally developed software was $12,228 and $13,078 as of December 31, 2015 and 2014, respectively. Amortization expense of internally developed software was $7,092, $6,583 and $5,198 for the years ended December 31, 2015, 2014 and 2013, respectively.

Depreciation and amortization expense related to property and equipment is classified as follows in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Sales and marketing	$1,190	$1,286	$1,183
Product development	12,764	10,811	10,325
General and administrative	324	327	350
Total depreciation and amortization	$14,278	$12,424	$11,858

7. Goodwill and Other Intangible Assets

During the year ended December 31, 2015, goodwill of $38,690 and definite-lived intangible assets of $17,690 were recorded in connection with the Cambridge and Tea Leaves acquisitions (see Note 3). The value of the intangible assets acquired in connection with the Cambridge acquisition consists of customer relationships of $8,810 and trade names of $5,470, each of which has an estimated useful life of 10 years. The value of the intangible assets acquired in connection with the Tea Leaves acquisition consists of customer relationships of $2,510 and trade names of $900, which have estimated useful lives of 10 years and 3 years, respectively. Additionally, goodwill decreased by $534 and definite-lived intangible assets increased by $1,470 during the year ended December 31, 2015 from working capital adjustments and a revision to the preliminary fair value allocation of assets acquired and liabilities assumed related to the November 2014 DD acquisition (see Note 3 and discussion below).

During the year ended December 31, 2014, goodwill of $44,962 and definite-lived intangible assets of $23,500 were recorded in connection with the DD acquisition (see Note 3). Included in the goodwill is $10,033 recorded in connection with a deferred tax liability recognized upon acquisition, related to basis differences in acquired intangible assets (see Note 12).

Intangible assets consist of the following:

	December 31, 2015				December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Weighted- average remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Weighted- average remaining useful life (a)
Customer relationships	$40,090	$(14,206)	$25,884	8.9	$27,300	$(11,247)	$16,053	9.5
Trade names	24,985	(7,123)	17,862	6.4	18,615	(4,370)	14,245	6.5
Other intangibles	3,900	(3,900)	-	0.0	3,900	(3,482)	418	0.7
Total	$68,975	$(25,229)	$43,746		$49,815	$(19,099)	$30,716

(a)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $6,130, $2,519 and $3,592 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:

2016	$6,071
2017	6,063
2018	5,755
2019	5,574
2020	5,552
Thereafter	14,731
Total	$43,746

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
Accounts payable	$12,638	$8,563
Accrued compensation	4,676	8,260
Accrued acquisition earn-outs	6,338	1,425
Accrued royalties	6,184	5,991
Accrued media and licensed content	3,583	3,716
Accrued interest	1,275	408
Accrued professional fees	623	718
Other accrued expenses	3,246	2,641
Total	$38,563	$31,722

9. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with an acquisition, the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was further amended twice to, among other things, (i) consent to the acquisition of Cambridge, (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. All other materials terms of the credit facility, including the applicable maturity dates, remained unchanged by the March 2015 amendments. In August 2015, the Company entered into a third amendment to the amended and restated credit facility (as amended, the “Credit Facility”) to modify a certain defined term; however, all other material terms and conditions of the Credit Facility remained unchanged by the August 2015 amendment. See Note 17 for certain amendments to the Credit Facility completed in February 2016.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of December 31, 2015, the interest rate on the Credit Facility was 4.33%. As of December 31, 2015, there was $66,056 outstanding on the Term Loan and $45,000 outstanding on the Revolver, with $37,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of December 31, 2015 and 2014.

Maturities of debt outstanding as of December 31, 2015 are as follows:

2016	$6,775
2017	6,775
2018	6,775
2019	90,731
Total	$111,056

In connection with the credit facility financing in March 2014 discussed above, the Company repaid all outstanding borrowings under its former credit facilities, and such credit facilities were terminated. In March 2014, the Company wrote-off unamortized deferred financing costs of $2,845 and prepayment fees of $1,016 related to the former credit facilities, which is reflected in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2014. As of December 31, 2014, the interest rate on the Credit Facility was 3.48%. As of December 31, 2014, there was $60,000 outstanding on the term loan and $30,000 outstanding on the revolver portion of the Credit Facility.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

Prior to the credit facility financing in March 2014, the Company maintained a former credit facility, which was entered into in September 2010 and was amended in 2011, 2012 and 2013. This former credit facility (as amended, the “Former Credit Facility”) consisted of a revolving facility and a term loan. Under the Former Credit Facility, the maximum amount that could be outstanding under the revolver was the lesser of $30,000 and 80% of eligible accounts receivable. The maximum amount that could be outstanding under the term loan was $8,500. The repayment terms of the revolver, as amended, provided for monthly interest payments, with the principal being due in September 2015. The repayment terms for the term loan, as amended, provided for monthly interest payments, with principal payments commencing in April 2011 and ending in December 2014.

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

The Company incurred financing costs of $792, $2,899 and $68 during the years ended December 31, 2015, 2014 and 2013, respectively, which, along with the fair value of warrants, have been deferred and amortized using the effective interest rate method through the final maturities of the respective credit facilities. Deferred financing costs are recorded in other assets in the accompanying consolidated balance sheets. Amortization expense relating to the deferred financing costs was $540, $528 and $1,646 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

10. Common Stock and Preferred Stock

As of December 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding. The redeemable convertible preferred stock, Series A-G (collectively, the “Preferred Stock”), which was outstanding at the time of the Company’s IPO, fully converted to common stock in connection with the IPO (see Note 1). Such Preferred Stock had the following characteristics:

Conversion

Each share of Preferred Stock was convertible at the option of the holder, at any time, into such number of fully paid shares of the Company’s common stock equal to the applicable original issue price for such share of Preferred Stock divided by the applicable conversion price for such share of Preferred Stock then in effect. As of December 31, 2013, the original issue prices and the conversion prices for each series of Preferred Stock were as follows: $0.50 for Series A, $1.77 for Series B, $3.27 for Series C, $6.87 for Series D, $7.98 for Series E, $7.61 for Series F and $9.00 for Series G (prior to giving effect to a 1-for-1.5 reverse stock split of the Company’s common stock implemented on March 14, 2014 in connection with the IPO). The conversion prices for each series of Preferred Stock were subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or other similar recapitalizations, and issuance of capital stock at a price below the conversion price in effect for such series of redeemable convertible preferred stock. The conversion price for the Series G convertible preferred stock was also subject to further adjustment in the event of an IPO with a public offering price of less than $11.88 per share.

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

In connection with the IPO, all of the Company’s redeemable convertible preferred stock converted into common shares. There was no redeemable convertible preferred stock outstanding at December 31, 2015 or 2014.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

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

Issuance of Common Stock Warrant

In March 2014, the Company issued to one of its website partners a warrant to purchase 100,000 shares of common stock at $0.015 per share, in connection with the website partner agreeing to extend the advertising representation agreement by two years. The warrant was immediately exercisable and, accordingly, the Company calculated the fair value of the warrant using the Black-Scholes option pricing model and recorded $1,131 of deferred costs related to the issuance during the year ended December 31, 2014, which is amortized to the Company’s operating results over the life of the agreement. This warrant was exercised during the year ended December 31, 2015.

Authorized Capital

As of December 31, 2015, the Company was authorized to issue 90,000,000 shares of its common stock and 10,000,000 shares of its preferred stock. As of December 31, 2015, the Company has reserved for issuance 422,478 shares under its 2014 Equity Incentive Plan and 405,084 shares for future issuance under the ESPP.

11. Stock-Based Compensation

The Company has granted non-statutory stock options to employees, directors and consultants of the Company pursuant to its 2003 Stock Option Plan, as amended (the “2003 Plan”), and 2014 Equity Incentive Plan (the “2014 Plan”), which became effective immediately upon the signing of the underwriting agreement related to the IPO in March 2014. Upon the effectiveness of the 2014 Plan, no additional equity awards have been or will be granted under the 2003 Plan. The 2014 Plan provides for the grant of stock options, restricted stock units, and other awards based on the Company’s common stock.

The aggregate number of shares of the Company’s common stock that may be issued pursuant to the 2014 Plan is the sum of (1) 200,000 shares, (2) the 388,781 shares reserved for issuance under the 2003 Plan at the time the 2014 Plan became effective, and (3) any shares subject to outstanding stock options that would otherwise have returned to the 2003 Plan (such as upon the expiration or termination of stock options prior to vesting). In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year from January 1, 2015 through January 1, 2024 by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors. As of December 31, 2015, 422,478 shares have been reserved for future issuance under the 2014 Plan.

Stock Options

Under the 2014 Plan, stock options are granted at prices not less than the estimated fair market value of the Company’s common stock on the date of grant. The options generally vest and become exercisable over four years from the date of grant and expire after ten years.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	5,271,707	$7.28	7.01	$10,556
Granted	901,476	9.41
Exercised	(183,501)	4.31
Cancelled	(531,891)	7.67
Outstanding at December 31, 2013	5,457,791	7.61	6.54	20,396
Granted (1)	1,945,851	14.67
Exercised	(1,139,891)	6.41
Cancelled	(370,053)	10.52
Outstanding at December 31, 2014	5,893,698	9.94	6.48	29,249
Granted	939,165	12.03
Exercised	(358,077)	7.23
Cancelled	(482,841)	12.81
Outstanding at December 31, 2015	5,991,945	10.21	5.30	442
Exercisable at December 31, 2015	4,215,575	9.05	4.16	442

(1)	The Company granted 112,500 performance-based options in 2014 where such options vested and became exercisable over approximately nine months from the date of grant, dependent upon the Company meeting certain performance criteria. The performance criteria for these options were met at less than target, which resulted in the vesting of 90,555 of such 112,500 shares on December 31, 2014. The remaining 21,945 shares were cancelled on December 31, 2014.

The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,675, $8,080 and $1,146, respectively.

Proceeds from the exercise of options were $2,633, $7,939 and $101 for the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted-average fair value per share at date of grant for options granted during the years ended December 31, 2015, 2014 and 2013 was $5.33, $7.53 and $4.80, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Volatility	43.36%	49.28%	50.32%
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	1.73%	1.92%	1.54%
Dividend yield	—	—	—

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

Total stock-based compensation expense related to stock options was $5,751, $7,920 and $3,039 (including $0, $0 and $70 from discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, there was approximately $3,804 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.19 years. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $6,123, $4,328 and $3,668, respectively.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the awardholder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Granted (1)	882,001	10.80
Vested	(279,986)	8.27
Cancelled	(53,175)	11.99
Outstanding at December 31, 2015	548,840	$11.97

(1)	RSUs granted during the year ended December 31, 2015 include the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria. The Company has adjusted stock-based compensation expense recognized to-date to reflect estimated performance related to these awards.

The total grant-date fair value of RSUs vested during the year ended December 31, 2015 was $1,739. The fair value of RSUs granted is recognized in expense over the vesting period using the graded attribution method. Total stock-based compensation expense related to RSUs was $4,845 for the year ended December 31, 2015. As RSUs were issued for the first time in March 2015, there was no activity and no stock-based compensation expense related to RSUs in 2014 or 2013.

At December 31, 2015, there was approximately $3,244 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.16 years.

2014 Employee Stock Purchase Plan

The Company’s directors adopted, and the stockholders subsequently approved, the ESPP. The ESPP, which became effective immediately upon the signing of the underwriting agreement related to the IPO in March 2014, authorized the issuance of 500,000 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 400,000 shares and (c) a number determined by the Board of Directors that is less than (a) and (b). Unless otherwise determined by the Board of Directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the common stock on the date of purchase. Generally, all regular employees may participate in the ESPP and may contribute, through payroll deductions, up to 15% of their earnings toward the purchase of common stock under the ESPP. Under the terms of the ESPP, there are defined limitations as to the amount and value of common stock that can be purchased by each employee.

For the years ended December 31, 2015 and 2014, employees purchased an aggregate of 271,623 and 138,184 shares, respectively, under the ESPP at a weighted-average price of $7.40 per share and $11.52 per share, respectively. The Company recorded stock-based compensation expense related to the ESPP of $340 and $1,180 for the years ended December 31, 2015 and 2014, respectively. As the ESPP became effective in March 2014, there were no purchases or charges incurred under the ESPP during 2013.

As of December 31, 2015, 405,084 shares of common stock were reserved for future issuance under the ESPP.

12. Income Taxes

The (provision) benefit for income taxes from continuing operations consists of the following:

	2015	2014	2013
Federal	$(84)	$(250)	$—
State	(225)	(110)	(95)
Foreign	(43)	(45)	(45)
Total current	(352)	(405)	(140)
Federal	(741)	7,058	(749)
State	(211)	2,013	(213)
Total deferred	(952)	9,071	(962)
Total	$(1,304)	$8,666	$(1,102)

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

The current income tax provision for the years ended December 31, 2015 and 2014 consisted of federal minimum tax and state, local and foreign income taxes, while the current income tax provision for the year ended December 31, 2013 consisted of state, local and foreign income taxes. For the year ended December 31, 2015, the deferred income tax expense includes a deferred tax charge relating to the basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets since its reversal is considered indefinite in nature, partially offset by a one-time tax benefit of $601 related to the release of a valuation allowance from finalizing the purchase price valuation of a November 2014 acquisition. For the year ended December 31, 2014, the deferred income tax benefit includes a one-time tax benefit of $10,033 associated with the re-measurement of the valuation allowances against the Company’s deferred tax assets related to the DD acquisition, partially offset by a deferred tax charge relating to the basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets since its reversal is considered indefinite in nature.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$39,478	$40,899
Allowance for doubtful accounts	372	258
Intangible and other assets	1,912	1,595
Deferred revenue	158	190
Stock-based compensation	11,129	9,504
Accrued expenses and other	5,893	4,038
AMT credit	334	250
Depreciation	372	1,722
Total deferred tax assets	59,648	58,456
Valuation allowance	(51,185)	(46,577)
Net deferred tax assets	8,463	11,879
Deferred tax liabilities:
Depreciation	—	(69)
Goodwill	(5,452)	(6,028)
Intangible and other assets	(10,581)	(11,799)
Total deferred tax liabilities	(16,033)	(17,896)
Net deferred tax liabilities	$(7,570)	$(6,017)

The Company has provided a valuation allowance against its net deferred tax assets to the extent that it has determined that its deferred tax assets are not “more likely than not” to be realized. In determining realizability, the Company considered various factors including historical profitability and reversing temporary differences, exclusive of indefinite-lived intangibles. The Company’s net deferred tax liabilities increased by $1,553 in 2015 due primarily to basis differences in indefinite-lived intangible assets that cannot be offset by current year deferred tax assets since its reversal is considered indefinite in nature.

At December 31, 2015, the Company had approximately $104,042 of U.S. federal and state net operating loss (“NOL”) carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will begin to expire from 2026 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2015 include $7,517 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in-capital as these NOLs are utilized.

The difference between the tax provision computed at the statutory rate and the tax provision recorded by the Company primarily relates to the change in valuation allowance and state and foreign income taxes on its taxable income. A reconciliation between the statutory rate and the effective tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
(Provision) benefit at statutory rate	$3,618	$(1,406)	$4,163
Permanent items	(467)	(885)	(311)
State taxes	(283)	1,228	(210)
Changes in valuation allowance	(4,172)	9,729	(4,744)
Total (provision) benefit	$(1,304)	$8,666	$(1,102)

The Company has adopted a policy that it will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense, when and if recorded. No material amount of interest or penalties have been recognized since adoption. As of December 31, 2015, 2014 and 2013, there were no unrecognized tax benefits.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. In April 2015, an audit of the Company’s U.S. Federal tax returns for the years ended December 31, 2011 and 2012 was concluded, with no changes or assessments. As of December 31, 2015, none of the Company’s other tax returns have been examined by any income taxing authority. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for the years prior to 2013. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with ASC 740. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

13. Commitments and Contingencies

Operating Leases

The Company is a party to certain non-cancellable operating leases for office space. The future minimum lease commitments for these leases, which expire on various dates through 2023, net of related aggregate sublease rentals, are as follows as of December 31, 2015:

2016	$5,078
2017	4,685
2018	3,638
2019	3,529
2020	3,689
Thereafter	11,366
Sublease rentals	(1,146)
Net lease commitments	$30,839

Rent expense was approximately $4,496, $3,625 and $3,377, net of sublease income of $922, $427 and $102, for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum Guaranteed Royalty Payments

The Company has entered into certain agreements with website partners, pursuant to which the Company is required to pay minimum guaranteed royalty payments over the term of the agreement, regardless of revenue generated by the Company. Future minimum guaranteed royalty payments as of December 31, 2015, are as follows:

2016	$14,926
2017	12,257
2018	12,135
2019	12,322
2020	12,889
Thereafter	10,000
Total	$74,529

Certain minimum guaranteed royalty payments with respect to these agreements are subject to reductions if specified performance metrics are not maintained by the other party.

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

14. Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all eligible employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974. Participants of the plan may make annual contributions up to the applicable IRS limit. The Company matches contributions to the plan up to certain limits, including contributions related to acquisitions (see Note 3), for which the Company expensed $821, $487 and $409 during the years ended December 31, 2015, 2014 and 2013, respectively.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

15. Related-Party Transactions

During the year ended December 31, 2013, a consulting firm wholly-owned by one of the Company’s directors provided sales consulting services to the Company totaling $142.

16. Supplemental Disclosure of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$3,850	$3,734	$6,173
Income taxes paid	$126	$341	$73
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquired business	$3,677	$919	$2,921
Warrants issued in connection with credit facilities	$—	$—	$149
Warrants issued in connection with website partner agreement	$—	$1,131	$—
Capital lease obligations incurred	$90	$466	$879
Due to sellers of acquired business	$11,000	$—	$—
Amounts due from stock option exercises	$—	$43	$688

17. Subsequent Events

The following matters occurred after December 31, 2015 and prior to the filing of this Form 10-K:

Tea Leaves Purchase Agreement Amendment

On February 29, 2016, the Company entered into an amendment to the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto. This amendment effected certain modifications to the payment terms of the $11,000 deferred portion of the guaranteed consideration and the terms of the potential earn-out payment. With respect to the deferred portion of the guaranteed consideration initially scheduled to paid within six months of closing, the payment schedule was amended as follows: (i) $5,000 was payable, and paid, on February 5, 2016; (ii) $3,000 will be paid on or prior to June 30, 2016; and (iii) the remainder will be paid on or prior to September 30, 2016. In addition, the former members of Tea Leaves are entitled to receive $200 in interest on each of the aforementioned payment dates. If the Company elects to pay the full amount of the remaining payment to the former members on or prior to March 31, 2016, the Company shall pay $50 in lieu of the additional $400 that would have otherwise been due with the June 30, 2016 and September 30, 2016 payments.

With respect to the potential earn-out payment, the former members of Tea Leaves will receive $5,000 of the total $20,000 earn-out if the specific financial target is achieved at any time during 2016. The remaining $15,000 of the earn-out remains subject to achievement of the financial target as of December 31, 2016. This $5,000 payment, if earned, will be promptly paid in cash or 50% in cash and 50% in shares of the Company’s common stock, at the Company’s discretion, and is not subject to forfeiture. If the remaining $15,000 portion of the earn-out is achieved as of December 31, 2016, this payment shall be made in the first quarter of 2017 in a combination of cash and shares of the Company’s common stock such that the overall value of the full $20,000 payment is 50% in cash and 50% in shares of the Company’s common stock. Both of these payments are contingent upon the continued employment with the Company of certain former members of Tea Leaves through the respective dates of payment.

Credit Facility Amendment

On February 26, 2016, the Company entered into an amendment to the Credit Facility, which effected certain modifications to the financial covenants and terms set forth in the Credit Facility. In addition, on March 2, 2016, the Company drew $15,000 under the Revolver portion of the Credit Facility. As of March 2, 2016, there was $64,363 outstanding on the Term Loan and $60,000 outstanding on the Revolver, with $22,250 available to be drawn on the Revolver.

Other than the above matters, there were no other significant matters occurring after December 31, 2015 and prior to the filing of this Form 10-K.

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

18. Quarterly Financial Data (unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2015 and 2014:

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues
Advertising and sponsorship revenues	$36,338	$50,225	$49,630	$72,900
Premium services revenues	4,836	4,580	4,684	8,798
Total revenues	41,174	54,805	54,314	81,698
Operating expenses:
Cost of revenues	14,076	13,926	15,637	23,284
Sales and marketing	12,725	21,041	18,531	22,464
Product development	12,602	12,187	14,163	16,968
General and administrative	9,804	10,065	10,010	9,608
Total operating expenses	49,207	57,219	58,341	72,324
Income (loss) from operations	(8,033)	(2,414)	(4,027)	9,374
Interest expense, net	(953)	(1,426)	(1,429)	(1,428)
Other expense	—	—	—	—
Income (loss) from operations before (provision) benefit for income taxes	(8,986)	(3,840)	(5,456)	7,946
(Provision) benefit for income taxes	918	5,534	(7,262)	(494)
Net income (loss)	$(8,068)	$1,694	$(12,718)	$7,452
Net income (loss) attributable to common stockholders per common share:
Basic	$(0.26)	$0.05	$(0.40)	$0.23
Diluted	$(0.26)	$0.05	$(0.40)	$0.23
Weighted-average common shares outstanding:
Basic	31,525,559	31,755,107	32,138,214	32,482,159
Diluted	31,525,559	33,373,407	32,138,214	32,904,143

Everyday Health, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except share and per share data)

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues
Advertising and sponsorship revenues	$32,692	$36,882	$37,910	$58,981
Premium services revenues	4,813	4,565	4,414	4,068
Total revenues	37,505	41,447	42,324	63,049
Operating expenses:
Cost of revenues	11,421	10,961	11,006	15,908
Sales and marketing	10,220	12,216	12,213	13,956
Product development	10,762	10,805	10,886	12,088
General and administrative	6,595	7,126	7,504	8,816
Total operating expenses	38,998	41,108	41,609	50,768
Income (loss) from operations	(1,493)	339	715	12,281
Interest expense, net	(1,863)	(585)	(500)	(763)
Other expense	(4,114)	—	—	—
Income (loss) from continuing operations before benefit (provision) for income taxes	(7,470)	(246)	215	11,518
Benefit (provision) for income taxes	(289)	(349)	(365)	9,669
Net income (loss)	(7,759)	(595)	(150)	21,187
Series G preferred stock deemed dividend	—	(8,079)	—	—
Net income (loss) attributable to common stockholders	$(7,759)	$(8,674)	$(150)	$21,187
Net income (loss) attributable to common stockholders per common share:
Basic	$(1.44)	$(0.29)	$(0.00)	$0.68
Diluted	$(1.44)	$(0.29)	$(0.00)	$0.64
Weighted-average common shares outstanding:
Basic	5,403,846	29,802,970	30,404,529	31,076,588
Diluted	5,403,846	29,802,970	30,404,529	32,977,544

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the U.S. GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our chief executive officer and chief financial officer evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. The assessment included an evaluation of the design of the company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an audit or attestation report from our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report for so long as we remain an “emerging growth company” under the Jumpstart Our Business Startups Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2015 fiscal year pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Compensation Committee” and “Executive Compensation” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the section entitled “Executive Compensation—Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors—Board of Directors and Corporate Governance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of March 20, 2015, by and among the Registrant, Cambridge BioMarketing Group, LLC, Maureen Franco, as the Sellers’ Representative, and the Sellers named therein.	8-K	001-36371	2.1	March 25, 2015
2.2	Membership Interest Purchase Agreement, dated as of August 6, 2015, by and among the Registrant, Tea Leaves Health, LLC, Reuben Kennedy, as the Sellers’ Representative, and the Sellers named therein.	8-K	001-36371	2.1	August 11, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-36371	3.1	April 7, 2014
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-194097	3.4	February 24, 2014
4.1	Form of the Registrant Common Stock Certificate.	S-1	333-194097	4.1	February 24, 2014
4.2	Sixth Amended and Restated Stockholder Rights Agreement, by and between the Registrant and the investors listed on Schedule A thereto, key holders listed on Schedule B thereto and other holders listed on Schedule C thereto, dated as of November 10, 2010.	S-1	333-194097	4.2	February 24, 2014
4.3	Warrant to Purchase Shares of Series F Preferred Stock issued to Compass Horizon Funding Company LLC, dated October 8, 2009.	S-1	333-194097	4.5	February 24, 2014
10.1	Amended and Restated Credit Agreement, dated as of November 10, 2014, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.	8-K	001-36371	10.1	November 12, 2014
10.1.1	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of March 19, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.	10-Q	001-36371	10.1	May 12, 2015
10.1.2	Second Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.	10-Q	001-36371	10.2	May 12, 2015
10.1.3	Third Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2015, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.	10-Q	001-36371	10.1	November 12, 2015
10.2*	2003 Stock Option Plan, as amended, and related documents.	S-1	333-194097	10.1	February 24, 2014
10.2.1*	Amendment to 2003 Stock Option Plan, dated March 22, 2013.	S-1	333-194097	10.1.1	February 24, 2014
10.2.2*	Amendment to 2003 Stock Option Plan, dated March 12, 2014.	S-1	333-194097	10.1.2	February 24, 2014

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.3*	2014 Equity Incentive Plan and related documents.	S-1	333-194097	10.2	February 24, 2014
10.4*	Everyday Health, Inc. 2014 Employee Stock Purchase Plan.	S-1	333-194097	10.14	February 24, 2014
10.5	Agreement of Lease, dated as of August 26, 2009.	S-1	333-194097	10.3	February 24, 2014
10.5.1	First Amendment to Lease, dated as of February 22, 2010.	S-1	333-194097	10.3.1	February 24, 2014
10.5.2	Second Amendment to Lease, dated as of May 1, 2010.	S-1	333-194097	10.3.2	February 24, 2014
10.5.3	Third Amendment to Lease, dated as of May 31, 2011.	S-1	333-194097	10.3.3	February 24, 2014
10.5.4	Fourth Amendment to Lease, dated as of April 1, 2012.	S-1	333-194097	10.3.4	February 24, 2014
10.6*	Form of Indemnification Agreement to be entered into with each director of the Registrant.	S-1	333-194097	10.4	February 24, 2014
10.7*	Employment Agreement between the Registrant and Benjamin Wolin, dated November 22, 2010.	S-1	333-194097	10.7	February 24, 2014
10.8*	Employment Agreement between the Registrant and Brian Cooper, dated November 22, 2010.	S-1	333-194097	10.9	February 24, 2014

10.9*	Offer Letter between the Registrant and Alan Shapiro, dated October 18, 2007.	S-1	333-194097	10.10	February 24, 2014
10.10*	Letter Agreement between the Registrant and Michael du Toit, dated January 18, 2015.	10-Q	001-36371	10.3	May 12, 2015
10.11*	Offer Letter between the Registrant and Miki Kapoor, dated July 30, 2014.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X

*	Indicates a management contract or compensatory plan or arrangement.

+	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERYDAY HEALTH, INC.

Date: March 11, 2016	By:	/S/ BENJAMIN WOLIN
Benjamin Wolin Chief Executive Officer & Director (Principal Executive Officer)

Date: March 11, 2016	By:	/S/ BRIAN COOPER
Brian Cooper Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BENJAMIN WOLIN	Chief Executive Officer & Director (Principal Executive Officer)	March 11, 2016
(Benjamin Wolin)

/S/ BRIAN COOPER	Executive Vice President & Chief Financial Officer (Principal	March 11, 2016
(Brian Cooper)	Financial and Accounting Officer)

/S/ DOUGLAS MCCORMICK	Director	March 11, 2016
(Douglas McCormick)

/S/ DANA L. EVAN	Director	March 11, 2016
(Dana L. Evan)

/S/ DAVID GOLDEN	Director	March 11, 2016
(David Golden)

/S/ HABIB KAIROUZ	Director	March 11, 2016
(Habib Kairouz)

/S/ Laizer Kornwasser	Director	March 11, 2016
(Laizer Kornwasser)

/S/ MYRTLE POTTER	Director	March 11, 2016
(Myrtle Potter)

/S/ SHARON WIENBAR	Director	March 11, 2016
(Sharon Wienbar)