Form 10-Q
period 2016-03-31
Everyday Health, Inc.
filed 2016-05-06
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on May 3, 2016, was 33,191,301.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$39,693	$30,097
Accounts receivable, net of allowance for doubtful accounts of $875 and $909 as of March 31, 2016 and December 31, 2015, respectively	66,808	90,356
Prepaid expenses and other current assets	7,782	4,662
Total current assets	114,283	125,115
Property and equipment, net	29,805	28,565
Goodwill	165,099	165,271
Intangible assets, net	42,228	43,746
Other assets	4,834	5,013
Total assets	$356,249	$367,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$36,430	$38,563
Deferred revenue	10,036	8,655
Current portion of long-term debt	11,269	6,775
Other current liabilities	6,657	11,890
Total current liabilities	64,392	65,883
Long-term debt, net of deferred financing costs	111,007	102,393
Deferred tax liabilities	8,074	7,570
Other long-term liabilities	5,184	11,595
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at March 31, 2016 and December 31, 2015; 33,145,694 and 32,707,606 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	331	327
Treasury stock	(55)	(55)
Additional paid-in capital	314,151	310,727
Accumulated deficit	(146,835)	(130,730)
Total stockholders’ equity	167,592	180,269
Total liabilities and stockholders’ equity	$356,249	$367,710

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Advertising and sponsorship revenues	$51,276	$36,338
Premium services revenues	3,902	4,836
Total revenues	55,178	41,174
Operating expenses:
Cost of revenues	19,066	14,076
Sales and marketing	21,070	12,725
Product development	16,176	12,602
General and administrative	12,650	9,804
Total operating expenses	68,962	49,207
Loss from operations	(13,784)	(8,033)
Interest expense, net	(1,701)	(953)
Loss from operations before (provision) benefit for income taxes	(15,485)	(8,986)
(Provision) benefit for income taxes	(620)	918
Net loss	(16,105)	(8,068)

Net loss per common share - basic and diluted	$(0.49)	$(0.26)
Weighted-average common shares outstanding - basic and diluted	32,806,839	31,525,559

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock	Additional		Total
				paid-in	Accumulated	stockholders’
	Shares	Amount	Amount	capital	deficit	equity

Balance at December 31, 2015	32,707,606	$327	$(55)	$310,727	$(130,730)	$180,269
Common stock issued for settlement of restricted stock units, net of 300,778 shares withheld to satisfy income tax withholding obligations	438,088	4	-	(1,643)	-	(1,639)
Stock-based compensation expense	-	-	-	5,067	-	5,067
Net loss	-	-	-	-	(16,105)	(16,105)
Balance at March 31, 2016	33,145,694	$331	$(55)	$314,151	$(146,835)	$167,592

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(16,105)	$(8,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,345	4,662
Stock-based compensation	5,067	2,491
Amortization of deferred financing costs	157	107
Provision for deferred income taxes	504	241
Changes in operating assets and liabilities:
Accounts receivable	23,547	14,802
Prepaid expenses and other current assets	(3,120)	(3,641)
Accounts payable and accrued expenses	(2,133)	(9,322)
Deferred revenue	1,381	1,884
Other current liabilities	12	32
Other long-term liabilities	(6,371)	17
Net cash provided by operating activities	8,284	3,205
Cash flows from investing activities
Additions to property and equipment, net	(5,068)	(3,005)
Payment for businesses purchased, net of cash acquired	(5,000)	(24,747)
Payment of security deposits and other assets	181	40
Net cash used in investing activities	(9,887)	(27,712)
Cash flows from financing activities
Proceeds from the exercise of stock options	—	460
Borrowings under revolver credit facility	15,000	25,000
Repayment of principal under revolver credit facility	—	(10,000)
Borrowings under term loan facility	—	8,500
Repayment of principal under term loan facility	(1,694)	(750)
Principal payments on capital lease obligations	(113)	(180)
Payments of credit facility financing costs	(355)	(722)
Tax payments related to net share settlements of RSUs	(1,639)	—
Net cash provided by financing activities	11,199	22,308
Net increase (decrease) in cash and cash equivalents	9,596	(2,199)
Cash and cash equivalents, beginning of period	30,097	50,729
Cash and cash equivalents, end of period	$39,693	$48,530
Supplemental disclosure of cash flow information
Interest paid	$1,523	$1,253
Income taxes paid	$131	$10
Supplemental disclosure of non-cash investing and financing activities
Due to sellers of acquired business	$—	$8,000
Amounts due from stock option exercises	$—	$111

EVERYDAY HEALTH, INC.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Business

Everyday Health, Inc. (the “Company”) operates a leading digital marketing and communications platform for healthcare marketers seeking to engage and influence consumers and healthcare professionals. The Company was incorporated in the State of Delaware in January 2002 as Agora Media Inc., and changed its name to Waterfront Media Inc. in January 2004. In January 2010, the Company changed its name to Everyday Health, Inc. to better align its corporate identity with the Everyday Health brand.

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current business factors and other available information. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition and deferred revenue, allowance for doubtful accounts, internal software development costs and website development costs, valuation of long-lived assets, goodwill and other intangible assets, certain accrued liabilities, income taxes and stock-based compensation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2016 presentation.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the three months ended March 31, 2016 and 2015.

Segment Information

The Company and its subsidiaries are organized in a single operating segment, providing digital health marketing and communications solutions, and the Company also has one reportable segment. Substantially all of the Company’s revenues are derived from U.S. sources.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift having a material impact on an entity’s operations and financial results shall be reported as discontinued operations, with expanded disclosures. The Company adopted this amended guidance as of January 1, 2016, noting no impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued guidance which provides a comprehensive new revenue recognition model. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance was originally to be effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 and early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); this updated guidance clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The Company has not yet selected a transition method for the new revenue guidance and is currently evaluating the effect that such guidance, as well as the new standards indicated above, will have on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Current GAAP does not contain explicit guidance on how to account for such share-based payments. The Company adopted this amended guidance as of January 1, 2016, noting no material impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs in financial statements. The new guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted the amendment retrospectively effective January 1, 2016. As a result of the retrospective adoption, the Company reclassified the unamortized deferred financing costs previously recorded in other assets, including $2,087 and $1,888 as of March 31, 2016 and December 31, 2015, respectively, to long-term debt in the consolidated balance sheets. The adoption of this guidance had no impact on the Company’s statements of operations.

In September 2015, the FASB issued updated guidance on business combinations accounting requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts is determined. Previously, such adjustments were required to be retrospectively recorded in prior period financial information. The Company adopted this amended guidance as of January 1, 2016, noting no material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued updated guidance on balance sheet classification of deferred taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. The Company elected to early adopt this guidance on a retrospective basis beginning in the quarter ended December 31, 2015.

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the effects of the adoption and has not yet determined the impact the revised guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments which requires all excess tax benefits and tax deficiencies to be recognized in the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the consolidated statement of cash flows from a financing activity to an operating activity, with prospective application required. Additionally, the guidance changes the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the consolidated statement of cash flows from an operating activity, previously included in the changes in accounts payable, to a financing activity, with retrospective application required. This amended guidance will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier adoption permitted. The Company is currently evaluating the effects of the adoption and has not yet determined the impact the revised guidance will have on the consolidated financial statements and related disclosures.

3. Acquisitions

Tea Leaves Health, LLC

In August 2015, the Company acquired 100% of the limited liability company membership interests of Tea Leaves Health, LLC (“Tea Leaves”), a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. The purchase price was valued at $29,893, consisting of (i) $15,000 in cash paid at closing; (ii) 327,784 shares of the Company’s common stock valued at $3,893, issued at closing and held in escrow for potential post-closing working capital and/or indemnification claims; and (iii) $11,000 to be paid within six months of closing in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in the Company’s sole discretion. As a result of $355 working capital and purchase price adjustments, the fair value of the total consideration amounts to $29,538. In February 2016, the Company entered into an amendment to the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto. The amendment effected certain modifications to the payment terms of the deferred portion of the guaranteed consideration and the terms of the potential earn-out payment. With respect to the deferred portion of the guaranteed consideration initially scheduled to paid within six months of closing, the payment schedule was amended as follows: (i) $5,000 was payable, and paid in cash, on February 5, 2016; (ii) $3,000 was scheduled to be paid on or prior to June 30, 2016; and (iii) the remainder was scheduled to be paid on or prior to September 30, 2016. For the three months ended March 31, 2016, the Company paid $5,000 plus interest in cash to the former members of Tea Leaves. The remaining $5,828 deferred purchase price and the related interest expense is included in other current liabilities in the accompanying balance sheet as of March 31, 2016 (see Note 11 for further discussion of the payment of this amount).

In addition to the purchase price, the former members of Tea Leaves are eligible to receive an additional $20,000 (50% in cash and 50% in shares of the Company’s common stock) based on the achievement of a specified financial target as of December 31, 2016, which, if earned, will be paid in the first quarter of 2017. The February 2016 amendment permits the former members of Tea Leaves to promptly receive $5,000 of the total $20,000 earn-out if the specified financial target is achieved at any time prior to December 31, 2016, and such amount is not subject to forfeiture. If the $5,000 payment is made prior to December 31, 2016, the remaining $15,000 of the earn-out remains subject to achievement of the financial target as of December 31, 2016, and will be paid in the first quarter of 2017, if earned. If the $5,000 payment is not made as the financial target is not met during 2016 but is met as of December 31, 2016, the full $20,000 earn-out payment will be paid in the first quarter of 2017. The earn-out payment is contingent upon the continued employment with the Company of certain former members of Tea Leaves through the respective dates of payment. The Company accrued $3,530 in compensation expense related to the earn-out during the three months ended March 31, 2016, which together with $5,882 accrued during 2015, is reflected in accounts payable and accrued expenses in the accompanying balance sheet as of March 31, 2016. Of the $3,530 accrued earn-out, $2,471 is included in product development expense, $706 is included in sales and marketing expense, and $353 is included in general and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2016.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The results of operations of Tea Leaves have been included in the consolidated financial statements of the Company from August 6, 2015, the closing date of the acquisition.

  The following table summarizes the allocation of the assets acquired and liabilities assumed based on their fair values. The fair values presented are subject to adjustment during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Cash and cash equivalents	$296
Accounts receivable	778
Other current assets	19
Property and equipment	3,404
Intangible assets	3,410
Goodwill	23,159
Deferred revenue	(535)
Accounts payable and accrued expenses	(993)
Total consideration paid	$29,538

Goodwill recognized as a result of the Tea Leaves acquisition is primarily attributable to expected synergies from enabling the Company to offer an integrated suite of software and media solutions that will allow hospital systems to target both consumers and physicians. All of the goodwill is expected to be deductible for tax purposes.

Cambridge BioMarketing Group, LLC

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation at closing was comprised of convertible notes that could either convert into shares of the Company’s common stock or be paid in cash at the discretion of the Company. The Company paid the $8,000 obligation in cash in May 2015. As a result of $216 working capital and other purchase price adjustments, the fair value of the total consideration amounts to $32,057. In addition to the purchase price described above, the former members of Cambridge were eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment was contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment was due. The Company records such earn-outs as compensation expense for the applicable periods, with all but $87 of the $5,000 having been accrued during 2015. During the three months ended March 31, 2016, the Company paid $5,000 in cash related to this earn-out, $87 of which is included in sales and marketing expense in the accompanying consolidated statements of operations for the three months ended March 31, 2016.

The acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the respective fair values. The results of operations of Cambridge have been included in the consolidated financial statements of the Company from March 20, 2015, the closing date of the acquisition.

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their fair values. The fair values presented are subject to adjustment during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

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

4. Goodwill and Other Intangible Assets

During the three months ended March 31, 2016, goodwill decreased by $172 during the subsequent measurement period from purchase price adjustments related to the Tea Leaves acquisition (see Note 3).

The carrying value of the Company’s goodwill was $165,099 as of March 31, 2016. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2015. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $42,228 at March 31, 2016, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the three months ended March 31, 2016 and 2015.

Definite-lived intangible assets consist of the following:

	March 31, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$40,090	$(14,960)	$25,130	8.7	$40,090	$(14,206)	$25,884	8.9
Trade names	24,985	(7,887)	17,098	6.2	24,985	(7,123)	17,862	6.4
Total	$65,075	$(22,847)	$42,228		$65,075	$(21,329)	$43,746

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,518 and $1,219 for the three months ended March 31, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2016 (April 1st to December 31st)	$4,553
2017	6,063
2018	5,755
2019	5,574
2020	5,552
Thereafter	14,731
Total	$42,228

5. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with an acquisition, the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was further amended twice to, among other things, (i) consent to the acquisition of Cambridge; (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In August 2015, the Company entered into a third amendment to the credit facility to modify a certain defined term; however, all other material terms and conditions of the credit facility remained unchanged by the August 2015 amendment. In February 2016, the Company entered into a fourth amendment to the credit facility (as amended, the “Credit Facility”), which effected certain modifications to the financial covenants and terms set forth in the Credit Facility.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. On an annual basis, a calculation is performed to determine excess cash flow, as defined in the Credit Facility agreement, which could result in a mandatory prepayment of excess cash flow in addition to the aforementioned scheduled Term Loan payments. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of March 31, 2016, the interest rate on the Credit Facility was 3.86%. As of March 31, 2016, there was $64,363 outstanding on the Term Loan and $60,000 outstanding on the Revolver, with $22,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of March 31, 2016.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred financing costs totaling $792 and $2,899, respectively. During the three months ended March 31, 2016, the Company incurred financing costs of $355 in connection with the February 2016 amendment to the Credit Facility. The long-term debt balances as of March 31, 2016 and December 31, 2015 in the accompanying balance sheets are presented net of unamortized deferred financing costs of $2,087 and $1,888, respectively.

6. Common Stock and Preferred Stock

As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

In April 2014, in connection with the closing of the Company’s initial public offering (“IPO”), the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that amended and restated in its entirety the Company’s certificate of incorporation to, among other things, increase the total number of shares of the Company’s common stock that the Company is authorized to issue to 90,000,000, eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), and to authorize up to 10,000,000 shares of undesignated preferred stock that may be issued from time to time with terms to be set by the Company’s Board of Directors, which rights could be senior to those of the Company’s common stock.

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

As of March 31, 2016, 423,148 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	5,991,945	$10.21	5.30	$442
Granted	28,300	5.58
Exercised	-	-
Cancelled	(245,244)	13.52
Outstanding at March 31, 2016	5,775,001	$10.04	4.95	$226
Exercisable at March 31, 2016	4,425,725	$9.21	4.10	$225

There were no options exercised for the three months ended March 31, 2016. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $460 and $484, respectively, for the three months ended March 31, 2015.

The weighted-average fair value per share at date of grant for options granted was $2.25 and $5.49 during the three months ended March 31, 2016 and 2015, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the three months ended March 31, 2016 and 2015:

	2016	2015
Volatility	39.12%	44.29%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.48%	1.72%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $465 and $1,958 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, there was approximately $2,635 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.18 years. The total fair value of stock options vested during the three months ended March 31, 2016 and 2015 was $1,524 and $2,613, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the award-holder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date, or in certain instances over a shorter period, subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the three months ended March 31, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	548,840	$11.97
Granted (1)	1,894,041	5.40
Vested	(738,866)	6.46
Cancelled	(68,685)	11.42
Outstanding at March 31, 2016	1,635,330	$6.87

(1)	RSUs granted during the three months ended March 31, 2016 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria. The Company has adjusted stock-based compensation expense recognized to-date to reflect estimated performance related to these awards.

The total grant-date fair value of RSUs vested during the three months ended March 31, 2016 was $4,031. The fair value of RSUs granted is recognized in expense over the vesting period using the graded attribution method. Total stock-based compensation expense related to RSUs for the three months ended March 31, 2016 and 2015 was $4,527 and $262, respectively.

At March 31, 2016, there was approximately $7,754 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

2014 Employee Stock Purchase Plan

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

For the three months ended March 31, 2016 and 2015, charges incurred under the ESPP totaled $75 and $271, respectively. As of March 31, 2016, 732,160 shares of common stock were reserved for future issuance under the ESPP.

8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three months ended March 31, 2016 and 2015, the Company had such potentially dilutive securities outstanding which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive. Accordingly, the basic and diluted weighted-average number of common shares outstanding are the same for the following periods presented:

	Three months ended
	March 31,
	2016	2015
Numerator:
Net loss	$(16,105)	$(8,068)

Denominator:
Weighted-average number of common shares outstanding - basic and diluted	32,806,839	31,525,559
Net loss per common share - basic and diluted	$(0.49)	$(0.26)

The Company has excluded its outstanding stock options, restricted stock units and warrants, as well as employee withholdings under the ESPP, from the calculation of diluted net loss per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted-average number of such securities during the periods presented:

	Three months ended
	March 31,
	2016	2015
Warrants to purchase common stock	43,782	143,782
Stock option awards	5,870,742	6,539,511
RSU awards	946,798	548,424
Employee stock purchase plan	103,119	80,037
Total weighted-average anti-dilutive securities	6,964,441	7,311,754

9. Income Taxes

The Company’s interim and annual net tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. For the three months ended March 31, 2016, the Company calculated its full year 2016 estimated income tax provision and recorded the pro-rated tax provision in the quarter, referred to herein as the discrete method. The Company concluded that it was within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate (“AETR”) method, because normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During 2015, the Company recorded the interim tax provision using the AETR method for the quarters ended March 31, 2015 and June 30, 2015 but determined during the quarter ended September 30, 2015 that the AETR method was no longer yielding a reliable interim tax provision and, accordingly, began using the discrete method indicated above.

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

At December 31, 2015, the Company had approximately $104,042 of net operating loss (“NOL”) carryforwards available to offset future taxable income, which expire from 2026 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2015 included $7,517 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in-capital as realized.

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

11. Subsequent Events

On April 1, 2016, the Company elected to pay, and paid in cash, the remaining $5,828 deferred purchase price and related interest to the former members of Tea Leaves, satisfying the guaranteed portion of the purchase price obligations in full.

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that other than the above matter, no subsequent events occurred that required recognition in the financial statements or disclosure in these related notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 11, 2016.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everyday Health, Inc., or “we” or “us,” operates a leading digital marketing and communications platform for healthcare marketers seeking to engage and influence consumers and healthcare professionals. We combine premium health and wellness content with sophisticated proprietary data and analytics tools to enable healthcare marketers to communicate with our large audience of consumers and healthcare professionals. During 2015, our customers included five of the top ten global advertisers in 2014, as compiled by Advertising Age, 24 of the top 25 global pharmaceutical companies ranked by 2014 revenue, and more than 350 hospitals across 30 states, including six of the top ten largest health systems in the U.S.

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

More specifically, our advertising and sponsorship solutions include, among others:

•	display advertisements on our properties and in our free e-mail newsletters, which are primarily sold based on a cost-per-impression advertising model;

•	interactive brand sponsorships, which consist of our integrated database marketing programs and sponsorships on our properties, which typically include both components that are sold based on a CPM basis (in which we are paid based on the number of advertisements we display) and components that are sold based on a CPV basis (in which we are paid for delivering a visitor to an advertiser’s website), and sometimes include a production fee;

•	customer acquisition marketing programs, which are sold based on the number of qualified potential customers that are provided to our advertisers;

•	programs that allow marketers the opportunity to target specific audiences outside of our properties using our audience data and analytics;

•	marketing programs that provide for revenues based upon the ROI we deliver for our customers, primarily pharmaceutical customers; and

•	marketing programs that are sold based on a time and materials basis.

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

Both our revenues and gross profit increased for the three months ended March 31, 2016, compared to the prior year period, as shown in the table below.

	Three months ended March 31,
(in thousands)	2016	2015

Revenues	$55,178	$41,174
Revenue growth	34.0%	9.8%
Cost of revenues	$19,066	$14,076
Gross profit	$36,112	$27,098
Gross profit growth	33.3%	3.9%
Gross margin	65.4%	65.8%

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

General and Administrative.  General and administrative expenses consist primarily of personnel-related expenses, including non-cash stock compensation, for our executive, finance, legal, human resources and other administrative personnel, as well as compensation expense related to acquisition earn-outs, accounting and legal professional fees and other general corporate expenses, including insurance, facilities expenses and depreciation and amortization expense pertaining to property and equipment and amortization of definite-lived intangible assets. We expect our general and administrative expenses to increase as we continue to expand our business.

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

	Three months ended March 31,
(in thousands)	2016	2015

Revenues:
Advertising and sponsorship revenues	$51,276	$36,338
Premium services revenues	3,902	4,836
Total revenues	55,178	41,174
Operating expenses:
Cost of revenues	19,066	14,076
Sales and marketing	21,070	12,725
Product development	16,176	12,602
General and administrative	12,650	9,804
Total operating expenses	68,962	49,207
Loss from operations	(13,784)	(8,033)
Interest expense, net	(1,701)	(953)
Loss from operations before (provision) benefit for income taxes	(15,485)	(8,986)
(Provision) benefit for income taxes	(620)	918
Net loss	$(16,105)	$(8,068)

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

Our total revenues increased 34.0% to $55.2 million during the three months ended March 31, 2016 from $41.2 million during the three months ended March 31, 2015. The $14.0 million increase in total revenues consisted of a $14.9 million increase in advertising and sponsorship revenues partially offset by a $0.9 million decrease in premium services revenues. For the three months ended March 31, 2016 and 2015, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 41.1% to $51.3 million during the three months ended March 31, 2016 from $36.3 million during the three months ended March 31, 2015. The $14.9 million increase in advertising and sponsorship revenues was primarily driven by an increase in revenue from our pharmaceutical customers, including programs for orphan, rare and specialty diseases and ROI-based campaigns for mature brands. Our acquisition of Cambridge in the latter part of the first quarter of 2015 significantly enhanced the solutions we can offer to pharmaceutical customers.

Premium services revenues decreased 19.3% to $3.9 million during the three months ended March 31, 2016 from $4.8 million during the three months ended March 31, 2015. The $0.9 million decrease in premium services revenues was primarily attributable to $1.2 million lower subscription fee revenues and $0.8 million lower revenue as a result of the termination of a partner licensing agreement in the fourth quarter of 2015. The decrease was partially offset by a $1.3 million increase in SaaS-based licensing revenue from our payer and provider customers resulting from our acquisition of Tea Leaves in the third quarter of 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 35.5% to $19.1 million during the three months ended March 31, 2016 from $14.1 million during the three months ended March 31, 2015. The $5.0 million increase in cost of revenues was primarily attributable to increased expenses for direct mail marketing, as well as $1.9 million of reimbursable out-of-pocket costs, related primarily to the 2015 acquisitions referenced above. The increase in cost of revenues also reflects a $1.7 million increase in revenue share and other costs related to a new partnership agreement beginning in the fourth quarter of 2015 for television and digital video advertising. Cost of revenues as a percentage of total revenues increased to 34.6% during the three months ended March 31, 2016 from 34.2% during the three months ended March 31, 2015.

Sales and Marketing. Sales and marketing expenses increased 65.6% to $21.1 million during the three months ended March 31, 2016 from $12.7 million during the three months ended March 31, 2015. The $8.4 million increase was primarily due to higher levels of compensation expense, including increased staffing and related cash and non-cash stock compensation expense for the sales operations and account management teams in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which includes the additional sales and marketing personnel acquired through the Cambridge acquisition for only the latter part of the first quarter of 2015. Accrued earn-out and retention bonuses totaling $1.4 million related primarily to the Tea Leaves and DD acquisitions also contributed to the increase. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 38.2% during the three months ended March 31, 2016, as compared to 30.9% during the three months ended March 31, 2015.

Product Development. Product development expenses increased 28.4% to $16.2 million during the three months ended March 31, 2016 from $12.6 million during the three months ended March 31, 2015. This $3.6 million increase was primarily due to accrued earn-out expense totaling $2.5 million related to the acquisition of Tea Leaves and $0.7 million of higher non-cash stock compensation expense for product development employees. Product development expenses as a percentage of total revenues decreased to 29.3% during the three months ended March 31, 2016, as compared to 30.6% during the three months ended March 31, 2015.

General and Administrative. General and administrative expenses increased 29.0% to $12.7 million during the three months ended March 31, 2016 from $9.8 million during the three months ended March 31, 2015. This $2.9 million increase was primarily due to increases in cash compensation expense, including compensation expense for personnel acquired through the Cambridge acquisition, $1.5 million higher non-cash stock compensation expense and accrued earn-out expense totaling $0.4 million related to the acquisition of Tea Leaves. General and administrative expenses as a percentage of total revenues decreased to 22.9% during the three months ended March 31, 2016, as compared to 23.8% during the three months ended March 31, 2015.

Interest Expense, Net. Interest expense, net, increased 78.5% to $1.7 million during the three months ended March 31, 2016, compared to $1.0 million during the three months ended March 31, 2015. The $0.7 million increase in interest expense was primarily due to a net increase in the weighted-average outstanding borrowings under our credit facilities of approximately $21 million and a higher interest rate in the first quarter of 2016 as compared to the first quarter of 2015, and $0.3 million of interest expense related to the deferred purchase price obligations for the acquisition of Tea Leaves.

(Provision) Benefit for Income Taxes. The (provision) benefit for income taxes was approximately $(0.6) million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. The income tax provision for the three months ended March 31, 2016 is comprised primarily of deferred tax provision pertaining to basis differences in indefinite lived intangible assets, and to a lesser extent, current tax provision for federal, state, local and foreign taxes. To determine such tax provision for the three months ended March 31, 2016, we calculated our full year 2016 estimated income tax provision and recorded the pro-rated tax provision in the quarter, referred to herein as the discrete method. We concluded that we were within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate, or AETR, method, because normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During the quarter ended March 31, 2015, we recorded the interim tax provision using the AETR method which resulted in a $0.9 million tax benefit based on the pretax loss in that quarter.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax provision (benefit); depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earn-out and retention bonus arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; executive transition and reduction in force charges; contract settlement charges; and asset impairment and other charges. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net loss to Adjusted EBITDA.

	Three months ended March 31,
(in thousands)	2016	2015
Net loss	$(16,105)	$(8,068)
Add:
Interest expense, net	1,701	953
Income tax provision (benefit)	620	(918)
Depreciation and amortization expense	5,345	4,662
Stock compensation expense	5,067	2,491
Compensation expense related to acquisition earnout and retention bonuses	4,325	—
Executive transition and reduction in force severance charges	1,005	1,150
Adjusted EBITDA	$1,958	$270

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended March 31,
	Depreciation / amortization		Stock compensation
(in thousands)	2016	2015	2016	2015
Sales and marketing	$340	$223	$1,260	$946
Product development	3,395	3,135	1,257	520
General and administrative	1,610	1,304	2,550	1,025
Total expense	$5,345	$4,662	$5,067	$2,491

Liquidity and Capital Resources

Working Capital

As of March 31, 2016, we had cash and cash equivalents of $39.7 million and working capital of $49.9 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million, which were converted to common stock upon the IPO on April 2, 2014. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of March 31, 2016, we had $124.4 million of borrowings outstanding under our credit facility.

Under the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a term loan. As of March 31, 2016, there was $64.4 million outstanding on the term loan and $60.0 million outstanding on the revolver, with $22.3 million available to be drawn on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of March 31, 2016, the interest rate on our Credit Facility was 3.86%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. On February 26, 2016, we entered into an amendment to the Credit Facility, which effected certain modifications to the financial covenants and terms set forth in the Credit Facility. We were in compliance with the financial and operational covenants of the Credit Facility as of March 31, 2016. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Effective January 1, 2016, we adopted new accounting guidance that requires us to present unamortized deferred financing costs as a direct reduction of the carrying amount of long-term debt in the balance sheet. The long-term debt balances as of March 31, 2016 and December 31, 2015 in the accompanying balance sheets are presented net of unamortized deferred financing costs of $2.1 million and $1.9 million, respectively.

Operating and Capital Expenditure Requirements

Our principal uses of cash historically have been to fund operating losses, finance business acquisitions and capital expenditures relating to purchases of property and equipment to support our infrastructure and capitalized product development costs. We currently expect that our existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund our anticipated cash needs for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our marketing solutions, including the impact of changes in advertiser spending behavior, and by other factors outside of our control, including general economic conditions, as well as the other risks to our business discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our cash requirements going forward may require us to raise additional funds through borrowing or the issuance of additional equity or equity-linked securities. Any increase in the amount of our borrowings will result in an increase in our interest expense. Future issuance of equity or equity-linked securities will result in dilution to the holders of our common stock. In addition, if the banking system or the financial markets are volatile, our ability to raise additional debt or equity capital could be adversely affected. Additional financing may not be available on commercially reasonable terms or at all.

Components of Liquidity and Capital Resources

	Three months ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$8,284	$3,205
Net cash used in investing activities	(9,887)	(27,712)
Net cash provided by financing activities	11,199	22,308
Net increase (decrease) in cash and cash equivalents	$9,596	$(2,199)

Operating Activities

For the quarter ended March 31, 2016, net cash provided by operating activities was $8.3 million, consisting of a net loss of $16.1 million, adjusted for non-cash expenses of $11.1 million, including depreciation and amortization, non-cash stock-based compensation expense, amortization of deferred financings costs and provision for deferred income taxes. Additionally, changes in operating assets and liabilities provided $13.3 million of cash, which was primarily due to a decrease in accounts receivable of $23.5 million from higher collections and an increase in deferred revenue of $1.4 million, partially offset by an increase of $3.1 million in prepaid expenses and other current assets, a decrease of $6.4 million in other long-term liabilities, primarily as a result of acquisition earn-out and retention bonuses becoming current as of March 31, 2016, and a decrease of $2.1 million in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily due to a decrease of $7.7 million related to the timing of vendor payments and the payment of a $5.0 million Cambridge earn-out during the quarter, partially offset by an increase of $6.3 million due to acquisition earn-outs and retention bonuses becoming current as of March 31, 2016 and $4.3 million of additional acquisition earn-outs and retention bonuses accrued during the quarter.

Net cash provided by operating activities was $5.1 million higher in the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, resulting primarily from an increase in non-cash stock-based compensation expense of $2.6 million, a decrease in accounts receivable of $8.7 million, and an increase in accounts payable and accrued expenses of $7.2 million. These increases were partially offset by an $8.0 million increase in net loss and a decrease in other long term liabilities of $6.4 million, primarily as a result of acquisition earn-out and retention bonuses becoming current as of March 31, 2016 compared to the same period in 2015.

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

 We used $9.9 million of net cash in investing activities during the quarter ended March 31, 2016, consisting of $5.1 million of additions to property and equipment and $5.0 million for purchase price payments relating to the Tea Leaves acquisition. Net cash used in investing activities was $17.8 million lower than in the quarter ended March 31, 2015.

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

We generated $11.2 million of net cash in financing activities during the quarter ended March 31, 2016, primarily from $13.3 million of additional net borrowings under our revolver and term loan credit facilities, partially offset by $1.6 million of tax withholding payments related to the net share settlements of RSUs. Net cash provided by financing activities was $11.1 million lower than in the quarter ended March 31, 2015.

We generated $22.3 million of net cash in financing activities during the quarter ended March 31, 2015, primarily from $22.8 million of additional net borrowings under our revolver and term loan credit facilities and $0.5 million proceeds from the exercise of stock options, partially offset by the payment of $0.7 million of credit facility financing costs.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 11, 2016.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $124.4 million of borrowings outstanding under our credit facility as of March 31, 2016 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $4.9 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.2 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended March 31, 2016, we did not identify any additional risk factors or any material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 26, 2016, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(3)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: May 6, 2016

