Form 10-Q
period 2016-06-30
Everyday Health, Inc.
filed 2016-08-08
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on August 3, 2016, was 33,437,337.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,796	$30,097
Accounts receivable, net of allowance for doubtful accounts of $661 and $909 as of June 30, 2016 and December 31, 2015, respectively	64,745	90,356
Prepaid expenses and other current assets	6,408	4,662
Total current assets	100,949	125,115
Property and equipment, net	33,140	28,565
Goodwill	165,099	165,271
Intangible assets, net	41,316	43,746
Other assets	4,574	5,013
Total assets	$345,078	$367,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,673	$38,563
Deferred revenue	9,560	8,655
Current portion of long-term debt	6,775	6,775
Other current liabilities	792	11,890
Total current liabilities	59,800	65,883
Long-term debt, net of deferred financing costs	109,468	102,393
Deferred tax liabilities	8,578	7,570
Other long-term liabilities	4,973	11,595
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at June 30, 2016 and December 31, 2015; 33,417,341 and 32,707,606 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	334	327
Treasury stock	(55)	(55)
Additional paid-in capital	317,766	310,727
Accumulated deficit	(155,786)	(130,730)
Total stockholders’ equity	162,259	180,269
Total liabilities and stockholders’ equity	$345,078	$367,710

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Advertising and sponsorship revenues	$53,530	$50,225	$104,806	$86,563
Premium services revenues	4,123	4,580	8,025	9,416
Total revenues	57,653	54,805	112,831	95,979
Operating expenses:
Cost of revenues	16,726	13,926	35,792	28,002
Sales and marketing	20,399	21,041	41,469	33,766
Product development	14,734	12,187	30,910	24,789
General and administrative	12,548	10,065	25,198	19,869
Total operating expenses	64,407	57,219	133,369	106,426
Loss from operations	(6,754)	(2,414)	(20,538)	(10,447)
Interest expense, net	(1,569)	(1,426)	(3,270)	(2,379)
Loss from operations before (provision) benefit for income taxes	(8,323)	(3,840)	(23,808)	(12,826)
(Provision) benefit for income taxes	(628)	5,534	(1,248)	6,452
Net income (loss)	$(8,951)	$1,694	$(25,056)	$(6,374)

Net income (loss) per common share - basic and diluted	$(0.27)	$0.05	$(0.76)	$(0.20)

Weighted-average common shares outstanding:
Basic	33,286,388	31,755,107	33,046,613	31,640,967
Diluted	33,286,388	33,373,407	33,046,613	31,640,967

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock	Additional		Total
				Paid-in	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	32,707,606	$327	$(55)	$310,727	$(130,730)	$180,269
Exercise of stock options	19,548	-	-	104	-	104
Common stock issued for settlement of restricted stock units, net of 338,043 shares withheld to satisfy income tax withholding obligations	513,595	5	-	(1,875)	-	(1,870)
Issuance of common stock in connection with employee stock purchase plan	176,592	2	-	901	-	903
Stock-based compensation expense	-	-	-	7,835	-	7,835
Excess tax benefit on stock-based awards	-	-	-	74	-	74
Net loss	-	-	-	-	(25,056)	(25,056)
Balance at June 30, 2016	33,417,341	$334	$(55)	$317,766	$(155,786)	$162,259

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(25,056)	$(6,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,149	9,871
Stock-based compensation	7,835	5,244
Amortization of deferred financing costs	311	251
Provision (benefit) for deferred income taxes	1,009	(120)
Changes in operating assets and liabilities:
Accounts receivable	25,611	10,590
Prepaid expenses and other current assets	(1,746)	(9,387)
Accounts payable and accrued expenses	(2,155)	(4,735)
Deferred revenue	905	4,780
Other current liabilities	(6)	63
Other long-term liabilities	(77)	1,531
Net cash provided by operating activities	17,780	11,714
Cash flows from investing activities
Additions to property and equipment, net	(11,341)	(6,572)
Payment for businesses purchased, net of cash acquired	(11,078)	(32,747)
Purchase of intangible assets	(652)	—
Payment of security deposits and other assets	440	84
Net cash used in investing activities	(22,631)	(39,235)
Cash flows from financing activities
Proceeds from the exercise of stock options	104	1,769
Borrowings under revolver credit facility	15,000	25,000
Repayment of principal under revolver credit facility	—	(10,000)
Borrowings under term loan facility	—	8,500
Repayment of principal under term loan facility	(7,882)	(750)
Principal payments on capital lease obligations	(521)	(361)
Payments of credit facility financing costs	(355)	(722)
Tax withholdings related to net share settlements of RSUs	(1,870)	(10)
Excess tax benefit on stock-based awards	74	—
Net cash provided by financing activities	4,550	23,426
Net decrease in cash and cash equivalents	(301)	(4,095)
Cash and cash equivalents, beginning of period	30,097	50,729
Cash and cash equivalents, end of period	$29,796	$46,634
Supplemental disclosure of cash flow information
Interest paid	$2,834	$1,271
Income taxes paid	$270	$150

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2016 presentation.

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

Cost of Revenues

Cost of revenues consists principally of the expenses associated with aggregating the total audience across the Company’s websites, including (i) royalty expenses for licensing content for certain websites and for the portion of advertising revenue the Company pays to the owners of certain other websites, and (ii) media costs associated with audience aggregation activities. Cost of revenues also includes market research incentives, direct mail marketing and fulfillment costs, data fees for our SaaS-based platform, as well as out-of-pocket costs related to creative services and costs associated with subscription fees for premium services, ad serving and other expenses.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels for search engine and database marketing, and display advertising. These media activities are attributable to revenue-generating and audience aggregation events, designed to increase the audience to the websites the Company operates and grow the Company’s registered user base.

Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss), and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the six months ended June 30, 2016 and 2015.

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

In May 2014, the FASB issued an accounting standards update amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is continuing to evaluate its method of adoption and the impact this accounting standard, and related amendments and interpretations, will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued updated guidance on stock compensation accounting requiring that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Historically GAAP did not contain explicit guidance on how to account for such share-based payments. The Company adopted this amended guidance as of January 1, 2016, noting no material impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs in financial statements. The new guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. The Company adopted the amendment retrospectively effective January 1, 2016. As a result of the retrospective adoption, the Company reclassified the unamortized deferred financing costs previously recorded in other assets, including $1,931 and $1,888 as of June 30, 2016 and December 31, 2015, respectively, to long-term debt in the Company’s consolidated balance sheets. The adoption of this guidance had no impact on the Company’s statements of operations.

In April 2015, the FASB issued new authoritative accounting guidance on customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, it should be accounted for as a service contract. The revised guidance was effective as of January 1, 2016 and is applied prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Acquisitions

Tea Leaves Health, LLC

In August 2015, the Company acquired 100% of the limited liability company membership interests of Tea Leaves Health, LLC (“Tea Leaves”), a provider of a SaaS-based marketing and analytics platform for hospital systems to identify and engage consumers and physicians. The purchase price was valued at $29,893, consisting of (i) $15,000 in cash paid at closing; (ii) 327,784 shares of the Company’s common stock valued at $3,893, issued at closing and held in escrow for potential post-closing working capital and/or indemnification claims; and (iii) $11,000 to be paid within six months of closing in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in the Company’s sole discretion. As a result of $355 working capital and purchase price adjustments, the fair value of the total consideration amounts to $29,538. In February 2016, the Company entered into an amendment to the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto. The amendment effected certain modifications to the payment terms of the deferred portion of the guaranteed consideration and the terms of the potential earn-out payment. With respect to the deferred portion of the guaranteed consideration initially scheduled to be paid within six months of closing, the payment schedule was amended and $5,000 was paid in cash during the three months ended March 31, 2016 and the remaining $5,828 deferred purchase price and related interest was paid in cash during the three months ended June 30, 2016, satisfying the guaranteed portion of the purchase price obligations in full.

In addition to the purchase price, the former members of Tea Leaves are eligible to receive an additional $20,000 (50% in cash and 50% in shares of the Company’s common stock) based on the achievement of a specified financial target as of December 31, 2016, which, if earned, will be paid in the first quarter of 2017. The February 2016 amendment permits the former members of Tea Leaves to promptly receive $5,000 of the total $20,000 earn-out if the specified financial target is achieved at any time prior to December 31, 2016, and such amount is not subject to forfeiture. If the $5,000 payment is made prior to December 31, 2016, the remaining $15,000 of the earn-out remains subject to achievement of the financial target as of December 31, 2016, and will be paid in the first quarter of 2017, if earned. If the $5,000 payment is not made as the financial target is not met during 2016, but is met as of December 31, 2016, the full $20,000 earn-out payment will be paid in the first quarter of 2017. The earn-out payment is contingent upon the continued employment with the Company of certain former members of Tea Leaves, and the Company records such earn-outs as compensation expense. The Company accrued $3,529 and $7,059 in compensation expense related to the earn-out during the three and six months ended June 30, 2016, respectively, which together with $5,882 accrued during 2015 is reflected in accounts payable and accrued expenses in the accompanying balance sheet as of June 30, 2016. Of the $7,059 earn-out accrued during 2016, $4,941 is included in product development expense, $1,412 is included in sales and marketing expense, and $706 is included in general and administrative expense in the accompanying consolidated statement of operations for the six months ended June 30, 2016.

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

Cambridge BioMarketing Group, LLC

In March 2015, the Company acquired 100% of the limited liability company membership interests of Cambridge BioMarketing Group, LLC (“Cambridge”), a provider of strategic launch and marketing solutions for orphan and rare disease products, for a total purchase price of $32,273, of which $24,273 was paid in cash at closing. The remaining $8,000 obligation at closing was comprised of convertible notes that could either convert into shares of the Company’s common stock or be paid in cash at the discretion of the Company. The Company paid the $8,000 obligation in cash in May 2015. As a result of $216 working capital and other purchase price adjustments, the fair value of the total consideration amounts to $32,057. In addition to the purchase price described above, the former members of Cambridge were eligible to receive up to an additional $5,000 in cash based on Cambridge’s achievement of certain revenue and Adjusted EBITDA targets for 2015. This earn-out payment was contingent upon the continued employment with the Company of certain former members of Cambridge at the time the earn-out payment was due. The Company records such earn-outs as compensation expense for the applicable periods, with all but $87 of the $5,000 having been accrued during 2015. During the three months ended March 31, 2016, the Company paid $5,000 in cash and recorded the remaining $87 expense related to this earn-out.

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

4. Goodwill and Other Intangible Assets

During the six months ended June 30, 2016, goodwill decreased by $172 during the subsequent measurement period from purchase price adjustments related to the Tea Leaves acquisition (see Note 3).

The carrying value of the Company’s goodwill was $165,099 as of June 30, 2016. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2015. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $41,316 at June 30, 2016, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the six months ended June 30, 2016 and 2015.

Definite-lived intangible assets consist of the following:

	June 30, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$40,090	$(15,713)	$24,377	8.5	$40,090	$(14,206)	$25,884	8.9
Trade names	24,985	(8,651)	16,334	6.0	24,985	(7,123)	17,862	6.4
Other intangibles	652	(47)	605	6.5	—	—	—	—
Total	$65,727	$(24,411)	$41,316		$65,075	$(21,329)	$43,746

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,564 and $1,709 for the three months ended June 30, 2016 and 2015, respectively, and $3,082 and $2,928 for the six months ended June 30, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2016 (July 1st to December 31st)	$3,082
2017	6,156
2018	5,848
2019	5,667
2020	5,645
Thereafter	14,918
Total	$41,316

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

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. On an annual basis, a calculation is performed to determine excess cash flow, as defined in the Credit Facility agreement, which could result in a mandatory prepayment of excess cash flow in addition to the aforementioned scheduled Term Loan payments. In April 2016, the Company paid $4,494 as a mandatory prepayment of excess cash flow, treated as a reduction to the Term Loan principal balance. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of June 30, 2016, the interest rate on the Credit Facility was 4.90%. As of June 30, 2016, there was $58,174 outstanding on the Term Loan and $60,000 outstanding on the Revolver, with $22,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of June 30, 2016.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred financing costs totaling $792 and $2,899, respectively. During the six months ended June 30, 2016, the Company incurred financing costs of $355 in connection with the February 2016 amendment to the Credit Facility. The long-term debt balances as of June 30, 2016 and December 31, 2015 in the accompanying balance sheets are presented net of unamortized deferred financing costs of $1,931 and $1,888, respectively.

6. Common Stock and Preferred Stock

As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2016, 302,273 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	5,991,945	$10.21	5.30	$442
Granted	28,300	5.58
Exercised	(19,548)	5.36
Cancelled	(322,339)	13.93
Outstanding at June 30, 2016	5,678,358	$9.99	4.78	$2,805
Exercisable at June 30, 2016	4,483,876	$9.25	4.03	$2,732

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $104 and $24, respectively, for the three months ended June 30, 2016, and $1,309 and $792, respectively, for the three months ended June 30, 2015. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $104 and $24, respectively, for the six months ended June 30, 2016, and $1,769 and $1,276, respectively, for the six months ended June 30, 2015.

The weighted-average fair value per share at date of grant for options granted was $2.25 and $5.48 for the six months ended June 30, 2016 and 2015, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the six months ended June 30, 2016 and 2015:

	2016	2015
Volatility	39.12%	44.06%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.48%	1.73%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $707 and $1,511 for the three months ended June 30, 2016 and 2015, respectively, and $1,172 and $3,469 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, there was approximately $2,048 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.07 years. The total fair value of stock options vested during the six months ended June 30, 2016 and 2015 was $2,286 and $3,668, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the award-holder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date, or in certain instances over a shorter period, subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the six months ended June 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	548,840	$11.97
Granted (1)	2,129,276	5.50
Vested	(851,638)	6.66
Cancelled	(68,685)	11.42
Outstanding at June 30, 2016	1,757,793	$6.73

(1)	RSUs granted during the six months ended June 30, 2016 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria. The Company has adjusted stock-based compensation expense recognized to-date to reflect estimated performance related to these awards.

The total grant-date fair value of RSUs vested during the three and six months ended June 30, 2016 was $708 and $4,739, respectively. The total grant-date fair value of RSUs vested during the three and six months ended June 30, 2015 was $26. The fair value of RSUs granted is recognized in expense over the vesting period using the graded attribution method. Total stock-based compensation expense related to RSUs was $1,930 and $1,261 for the three months ended June 30, 2016 and 2015, respectively, and $6,457 and $1,524 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, there was approximately $6,930 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.36 years.

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

The Company’s first offering period ended in May 2016. During the three and six months ended June 30, 2016, employees purchased 176,592 shares of common stock pursuant to the ESPP at a weighted-average exercise price of $5.11. As of June 30, 2016, 555,568 shares of common stock were reserved for future issuance under the ESPP. The second offering period commenced in May 2016, with the same terms as the first offering period.

For the three months ended June 30, 2016 and 2015, charges incurred under the ESPP totaled $131 and $(20), respectively. For the six months ended June 30, 2016 and 2015, charges incurred under the ESPP totaled $206 and $251, respectively.

There was $1,008 of total unrecognized compensation cost related to purchase rights under the ESPP as of June 30, 2016. This cost is expected to be recognized over a weighted average period of 1.08 years.

8. Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units, and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three and six months ended June 30, 2016 and six months ended June 30, 2015, the Company had such potentially dilutive securities outstanding which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive.

The basic and diluted net income (loss) per common share is calculated as follows for the period presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(8,951)	$1,694	$(25,056)	$(6,374)

Denominator:
Weighted-average number of common shares outstanding for basic net income (loss) per common share	33,286,388	31,755,107	33,046,613	31,640,967
Dilutive securities:
Stock option awards	—	1,476,550	—	—
Restricted stock units	—	97,232	—	—
Warrants to purchase common stock	—	37,320	—	—
Employee stock purchase plan	—	7,198	—	—
Total weighted-average diluted shares	33,286,388	33,373,407	33,046,613	31,640,967
Basic net income (loss) per common share	$(0.27)	$0.05	$(0.76)	$(0.20)
Diluted net income (loss) per common share	$(0.27)	$0.05	$(0.76)	$(0.20)

The Company has excluded its outstanding stock options, restricted stock units and warrants, as well as employee withholdings under the ESPP, from the calculation of diluted net income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted-average number of such securities during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Warrants to purchase common stock	43,782	—	43,782	110,080
Stock option awards	5,730,409	2,496,032	5,800,576	4,072,625
RSU awards	1,681,049	—	1,313,923	362,142
Employee stock purchase plan	368,851	—	300,734	50,444
Total weighted-average anti-dilutive securities	7,824,091	2,496,032	7,459,015	4,595,291

9. Income Taxes

The Company’s interim and annual tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. For the three and six months ended June 30, 2016, the Company calculated its full year 2016 estimated income tax provision and recorded the pro-rated tax provision in the quarters, referred to herein as the discrete method. The Company concluded that it was within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate (“AETR”) method, because the Company’s full year forecast of income before taxes is at or near breakeven. Further, normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During 2015, the Company recorded the interim tax provision using the AETR method for the quarters ended March 31, 2015 and June 30, 2015 but determined during the quarter ended September 30, 2015 that the AETR method was no longer yielding a reliable interim tax provision and, accordingly, began using the discrete method indicated above.

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

At December 31, 2015, the Company had approximately $104,042 of NOL carryforwards available to offset future taxable income, which expire from 2024 through 2033. The full utilization of these losses in the future is dependent upon the Company’s ability to generate taxable income and may also be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company’s NOL carryforwards at December 31, 2015 included $7,517 of income tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting, which will be reflected as a credit to additional paid-in capital as realized.

The Company is subject to taxation in the U.S. and various federal, state, local and foreign jurisdictions. The Company is not subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to 2010. However, to the extent U.S. federal and state NOL carryforwards are utilized, the use of NOLs could be subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on assessment of many factors, including past experience and interpretations of tax law. The Company regularly assesses the adequacy of its income tax contingencies in accordance with the tax accounting guidance. As a result, the Company may adjust its income tax contingency liabilities for the impact of new facts and developments, such as changes in interpretations of relevant tax law and assessments from taxing authorities.

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

Cost of Revenues, Gross Profit and Gross Margin

The Everyday Health platform provides digital marketing and communications solutions that engage consumers and healthcare professionals across a variety of health categories. Cost of revenues consists primarily of the expenses associated with aggregating the total audience across the Everyday Health properties or delivering an audience to fulfill a marketing campaign. These costs include:

•	media costs;

•	royalty payments to our partners; and

•	to a lesser extent, market research incentives, direct mail marketing and fulfillment costs, data fees for our SaaS-based platform, as well as costs associated with subscription fees for our premium services, ad serving and other expenses.

Media costs consist primarily of fees paid to online publishers, Internet search companies and other media channels where we advertise our properties. These media activities are directly attributable to generating revenue, increasing the audience to the properties we operate, accumulating qualified leads, and growing our registered user base. Our partner royalties are generally based on the amount of revenues generated on the particular property. In some cases, we guarantee the partner a minimum annual payment.

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

Both our revenues and gross profit increased for the three and six months ended June 30, 2016, compared to the prior year period, as shown in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Revenues	$57,653	$54,805	$112,831	$95,979
Revenue growth	5.2%	32.2%	17.6%	21.6%
Cost of revenues	$16,726	$13,926	$35,792	$28,002
Gross profit	$40,927	$40,879	$77,039	$67,977
Gross profit growth	0.1%	34.1%	13.3%	20.2%
Gross margin	71.0%	74.6%	68.3%	70.8%

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

As of December 31, 2015, we had approximately $104.0 million of net operating loss, or NOL, carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will expire from 2024 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2015 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2015, there is no Section 382 limitation on our NOL carryforwards as there has not been a change in ownership of more than 50% over the three-year period through 2015. Our NOLs may also be limited under similar provisions of state law. The NOL carryforwards at December 31, 2015 include approximately $7.5 million in income tax deductions related to equity compensation, which will be reflected as a credit to additional paid-in-capital as these NOLs are utilized.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Revenues:
Advertising and sponsorship revenues	$53,530	$50,225	$104,806	$86,563
Premium services revenues	4,123	4,580	8,025	9,416
Total revenues	57,653	54,805	112,831	95,979
Operating expenses:
Cost of revenues	16,726	13,926	35,792	28,002
Sales and marketing	20,399	21,041	41,469	33,766
Product development	14,734	12,187	30,910	24,789
General and administrative	12,548	10,065	25,198	19,869
Total operating expenses	64,407	57,219	133,369	106,426
Loss from operations	(6,754)	(2,414)	(20,538)	(10,447)
Interest expense, net	(1,569)	(1,426)	(3,270)	(2,379)
Loss from operations before (provision) benefit for income taxes	(8,323)	(3,840)	(23,808)	(12,826)
(Provision) benefit for income taxes	(628)	5,534	(1,248)	6,452
Net income (loss)	$(8,951)	$1,694	$(25,056)	$(6,374)

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenues

Our total revenues increased 5.2% to $57.7 million during the three months ended June 30, 2016 from $54.8 million during the three months ended June 30, 2015. The $2.8 million increase in total revenues consisted of a $3.3 million increase in advertising and sponsorship revenues, partially offset by a $0.5 million decrease in premium services revenues. For the three months ended June 30, 2016 and 2015, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 6.6% to $53.5 million during the three months ended June 30, 2016 from $50.2 million during the three months ended June 30, 2015. The $3.3 million increase in advertising and sponsorship revenues was primarily driven by an increase in revenue from our pharmaceutical customers, including programs for orphan and specialty brands and ROI-based campaigns targeting healthcare professionals. Our acquisition of Cambridge in the latter part of the first quarter of 2015 significantly enhanced the solutions we can offer to pharmaceutical customers. Direct mail marketing revenue from the Tea Leaves acquisition in the third quarter of 2015 also contributed to the increase in this revenue.

Premium services revenues decreased 10.0% to $4.1 million during the three months ended June 30, 2016 from $4.6 million during the three months ended June 30, 2015. The $0.5 million decrease in premium services revenues was primarily attributable to $1.5 million lower subscription fee revenues due to the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016 and $0.8 million lower revenue as a result of the termination of a partner licensing agreement in the fourth quarter of 2015. The decrease was partially offset by a $1.9 million increase in SaaS-based licensing revenue from our payer and provider customers resulting from our acquisition of Tea Leaves in the third quarter of 2015.

Our total revenues increased 17.6% to $112.8 million during the six months ended June 30, 2016 from $96.0 million during the six months ended June 30, 2015. The $16.9 million increase in total revenues consisted of an $18.2 million increase in advertising and sponsorship revenues, partially offset by a $1.4 million decrease in premium services revenues. For the six months ended June 30, 2016 and 2015, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 21.1% to $104.8 million during the six months ended June 30, 2016 from $86.6 million during the six months ended June 30, 2015. The $18.2 million increase in advertising and sponsorship revenues was primarily attributable to an increase in revenue from our pharmaceutical customers, including programs for orphan and rare and specialty brands and ROI-based campaigns targeting healthcare professionals. Direct mail marketing revenue from the Tea Leaves acquisition in the third quarter of 2015 also contributed to the increase in this revenue.

Premium services revenues decreased 14.8% to $8.0 million during the six months ended June 30, 2016, compared to $9.4 million during the six months ended June 30, 2015. The $1.4 million decrease in premium services revenues was primarily attributable to $2.8 million lower subscription fee revenues due to the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016 and $1.5 million lower revenue as a result of the termination of a partner licensing agreement in the fourth quarter of 2015. The decrease was partially offset by a $3.2 million increase in SaaS-based licensing revenue from our payer and provider customers resulting from our acquisition of Tea Leaves in the third quarter of 2015.

Costs and Expenses

Cost of Revenues.  Cost of revenues increased 20.1% to $16.7 million during the three months ended June 30, 2016 from $13.9 million during the three months ended June 30, 2015. The $2.8 million increase in cost of revenues was primarily attributable to increased expenses for direct mail marketing, data fees for our SaaS-based platform and $1.3 million of reimbursable out-of-pocket costs, primarily related to the 2015 Cambridge and Tea Leaves acquisitions referenced above. The increase in cost of revenues also reflects a $1.2 million increase in revenue share and other costs related to a new partnership agreement beginning in the fourth quarter of 2015. The increase is partially offset by a $0.8 million decrease in royalties to our portfolio partners resulting primarily from the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016. Cost of revenues as a percentage of total revenues increased by 3.6% to 29.0% during the three months ended June 30, 2016 from 25.4% for the three months ended June 30, 2015.

Cost of revenues increased 27.8% to $35.8 million during the six months ended June 30, 2016 from $28.0 million during the six months ended June 30, 2015. The $7.8 million increase in cost of revenues was primarily attributable to increased expenses for direct mail marketing, data fees for our SaaS-based platform and $3.2 million of reimbursable out-of-pocket costs, primarily related to the 2015 acquisitions referenced above. The increase in cost of revenues also reflects a $3.1 million increase in revenue share and other costs related to a new partnership agreement beginning in the fourth quarter of 2015 for television and digital video advertising. The increase is partially offset by a $1.2 million decrease in royalties to our portfolio partners resulting primarily from the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016. Cost of revenues as a percentage of total revenues increased by 2.5% to 31.7% during the six months ended June 30, 2016 from 29.2% for the six months ended June 30, 2015.

Sales and Marketing. Sales and marketing expenses decreased 3.1% to $20.4 million during the three months ended June 30, 2016, compared to $21.0 million during the three months ended June 30, 2015. This $0.6 million decrease was primarily attributable to $2.0 million lower accrued earn-out expense related to the Cambridge acquisition in the three months ended June 30, 2016 and $1.6 million lower executive transition charges related to the separation of certain executives from the Company at the end of the second quarter of 2015. The decrease was partially offset by higher levels of compensation expense, including increased staffing for the sales operations and account management teams in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues decreased to 35.4% during the three months ended June 30, 2016, as compared to 38.4% during the three months ended June 30, 2015.

Sales and marketing expenses increased 22.8% to $41.5 million during the six months ended June 30, 2016 from $33.8 million during the six months ended June 30, 2015. This $7.7 million increase was primarily attributable to higher levels of compensation expense, including increased staffing and related compensation for the sales operations and account management teams in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which includes the additional sales and marketing personnel acquired through the Cambridge acquisition in the latter part of the first quarter of 2015. The increase was offset by $1.6 million lower executive transition charges related to the separation of certain executives from the Company at the end of the second quarter of 2015 and $0.6 million lower accrued earn-out expense related to the Cambridge acquisition in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 36.8% during the six months ended June 30, 2016, as compared to 35.2% during the six months ended June 30, 2015.

Product Development. Product development expenses increased 20.9% to $14.7 million during the three months ended June 30, 2016 from $12.2 million during the three months ended June 30, 2015. This $2.5 million increase was primarily due to accrued earn-out expense related to the Tea Leaves acquisition and increased depreciation expense on product development related assets, partially offset by lower levels of compensation expense for product development employees. Product development expenses as a percentage of total revenues increased to 25.6% during the three months ended June 30, 2016, as compared to 22.2% during the three months ended June 30, 2015.

Product development expenses increased 24.7% to $30.9 million during the six months ended June 30, 2016 from $24.8 million during the six months ended June 30, 2015. This $6.1 million increase was primarily due to accrued earn-out expense totaling $4.9 million related to the Tea Leaves acquisition and increased depreciation expense on product development related assets in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was partially offset by lower levels of compensation expense for product development employees. Product development expenses as a percentage of total revenues increased to 27.4% during the six months ended June 30, 2016, as compared to 25.8% during the six months ended June 30, 2015.

General and Administrative. General and administrative expenses increased 24.7% to $12.6 million during the three months ended June 30, 2016 from $10.1 million during the three months ended June 30, 2015. This $2.5 million increase was primarily due to an increase in cash and non-cash compensation expense related to increased staffing, as well as higher accrued earn-out expense related to the Tea Leaves acquisition. General and administrative expenses as a percentage of total revenues increased to 21.8% during the three months ended June 30, 2016, as compared to 18.4% during the three months ended June 30, 2015.

General and administrative expenses increased 26.8% to $25.2 million during the six months ended June 30, 2016 from $19.9 million during the six months ended June 30, 2015. This $5.3 million increase was primarily due to increases in cash compensation expense related to increased staffing, as well as non-cash compensation expense related to certain stock awards, and higher accrued earn-out expense related to the Tea Leaves acquisition. The increase is partially offset by $1.2 million lower executive transition charges in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. General and administrative expenses as a percentage of total revenues increased to 22.3% during the six months ended June 30, 2016, as compared to 20.7% during the six months ended June 30, 2015.

Interest Expense, Net. Interest expense, net, increased 10.0% to $1.6 million during the three months ended June 30, 2016, compared to $1.4 million during the three months ended June 30, 2015. The $0.1 million increase in interest expense was primarily due to the higher weighted-average outstanding borrowings under our credit facilities and a higher interest rate during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Interest expense, net, increased 37.5% to $3.3 million during the six months ended June 30, 2016, compared to $2.4 million during the six months ended June 30, 2015. The $0.9 million increase in interest expense was primarily due to higher weighted-average outstanding borrowings under our credit facilities and a higher interest rate during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and $0.3 million of interest expense related to the deferred purchase price obligations for the acquisition of Tea Leaves.

(Provision) Benefit for Income Taxes. The (provision) benefit for income taxes was $(0.6) million and $5.5 million during the three months ended June 30, 2016 and 2015, respectively, and $(1.2) million and $6.5 million during the six months ended June 30, 2016 and 2015, respectively. The income tax provisions for the three and six months ended June 30, 2016 are primarily comprised of deferred tax provision pertaining to basis differences in indefinite lived intangible assets, and to a lesser extent, current tax provision for federal, state, local and foreign taxes. To determine such tax provisions for the three and six months ended June 30, 2016, we recorded the pro-rated tax provision based upon the full year 2016 estimated income tax provision, referred to herein as the discrete method. We determined that this was within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate, or AETR, method, because our full year forecast of income before taxes is at or near breakeven. Further, normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During the three and six months ended June 30, 2015, we recorded the interim tax provisions using the AETR method which resulted in a $5.5 million tax benefit and a $6.5 million tax benefit, respectively, based on the pretax losses for the respective periods.

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net income (loss) to Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$(8,951)	$1,694	$(25,056)	$(6,374)
Add:
Interest expense, net	1,569	1,426	3,270	2,379
Income tax provision (benefit)	628	(5,534)	1,248	(6,452)
Depreciation and amortization expense	5,804	5,209	11,149	9,871
Stock-based compensation expense	2,768	2,753	7,835	5,244
Compensation expense related to acquisition earnout and retention bonuses	3,789	2,959	8,114	2,959
Executive transition and reduction in force severance charges	105	1,736	1,111	2,886
Adjusted EBITDA	$5,712	$10,243	$7,671	$10,513

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended June 30,				Six months ended June 30,
	Depreciation /		Stock-based		Depreciation /		Stock-based
	amortization		compensation		amortization		compensation
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Sales and marketing	$425	$272	$265	$882	$765	$495	$1,525	$1,829
Product development	3,686	3,151	442	480	7,081	6,286	1,699	999
General and administrative	1,693	1,786	2,061	1,391	3,303	3,090	4,611	2,416
Total expense	$5,804	$5,209	$2,768	$2,753	$11,149	$9,871	$7,835	$5,244

Liquidity and Capital Resources

Working Capital

As of June 30, 2016, we had cash and cash equivalents of $29.8 million and working capital of $41.1 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million, which were converted to common stock upon the IPO on April 2, 2014. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2016, we had $118.2 million of borrowings outstanding under our credit facility.

Under the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a term loan. As of June 30, 2016, there was $58.2 million outstanding on the term loan and $60.0 million outstanding on the revolver, with $22.3 million available to be drawn on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. On an annual basis, a calculation is performed to determine excess cash flow, as defined in the Credit Facility agreement, which could result in a mandatory prepayment of excess cash flow in addition to the aforementioned scheduled term loan payments. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of June 30, 2016, the interest rate on our Credit Facility was 4.90%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of June 30, 2016. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Effective January 1, 2016, we adopted new accounting guidance that requires us to present unamortized deferred financing costs as a direct reduction of the carrying amount of long-term debt in the balance sheet. The long-term debt balances as of June 30, 2016 and December 31, 2015 in the accompanying balance sheets are presented net of unamortized deferred financing costs of $1.9 million and $1.9 million, respectively.

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

Components of Liquidity and Capital Resources

	Six months ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$17,780	$11,714
Net cash used in investing activities	(22,631)	(39,235)
Net cash provided by financing activities	4,550	23,426
Net decrease in cash and cash equivalents	$(301)	$(4,095)

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $17.8 million, consisting of a loss of $25.1 million, adjusted for non-cash expenses of $20.3 million, including depreciation and amortization, non-cash stock-based compensation expense, provision for deferred income taxes and amortization of deferred financing costs. Additionally, changes in operating assets and liabilities provided $22.5 million of cash, which was primarily due to a decrease in accounts receivable of $25.6 million from higher collections and an increase in deferred revenue of $0.9 million, partially offset by a $1.7 million increase in prepaid expenses and other current assets and a decrease of $2.2 million in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily due to the payment of a $5.0 million Cambridge earn-out and a decrease of $5.2 million related to the timing of vendor payments, partially offset by an increase of $8.0 million due to incremental acquisition earn-outs and retention bonuses accrued for the period.

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

We used $22.6 million of net cash in investing activities during the six months ended June 30, 2016, consisting of $11.3 million for additions to property and equipment, $11.1 million for the purchase price payments primarily relating to the Tea Leaves acquisition and $0.7 million for the purchase of a perpetual license. Net cash used in investing activities was $16.6 million lower than in the six months ended June 30, 2015.

We used $39.2 million of net cash in investing activities during the six months ended June 30, 2015, consisting of $6.6 million for additions to property and equipment and $32.7 million for purchase price payments relating to the Cambridge acquisition.

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

For the six months ended June 30, 2016, net cash provided by financing activities was $4.6 million. This primarily related to $15.0 million of additional borrowings under our revolver credit facility, offset by $7.9 million in repayments of principal on our term loan facility, including a $4.5 million mandatory prepayment of excess cash flow, as defined in the credit facility agreement, $1.9 million of tax withholding payments related to the net share settlements of RSUs and $0.5 million in capital lease payments. Net cash provided by financing activities was $18.9 million lower than in the six months ended June 30, 2015.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $118.2 million of borrowings outstanding under our credit facility as of June 30, 2016 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $6.0 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.2 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended June 30, 2016, we did not identify any additional risk factors or any material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: August 8, 2016

