Form 10-Q
period 2016-09-30
Everyday Health, Inc.
filed 2016-11-08
CIK 1358483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock, $0.01 par value per share, on November 7, 2016, was 33,786,416.

EVERYDAY HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERYDAY HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$22,075	$30,097
Accounts receivable, net of allowance for doubtful accounts of $648 and $909 as of September 30, 2016 and December 31, 2015, respectively	67,143	90,356
Prepaid expenses and other current assets	8,078	4,662
Total current assets	97,296	125,115
Property and equipment, net	34,952	28,565
Goodwill	165,099	165,271
Intangible assets, net	39,775	43,746
Other assets	4,388	5,013
Total assets	$341,510	$367,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$45,137	$38,563
Deferred revenue	7,475	8,655
Current portion of long-term debt	6,775	6,775
Other current liabilities	891	11,890
Total current liabilities	60,278	65,883
Long-term debt, net of deferred financing costs	107,708	102,393
Deferred tax liabilities	9,082	7,570
Other long-term liabilities	4,797	11,595
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized at September 30, 2016 and December 31, 2015; 33,537,082 and 32,707,606 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	335	327
Treasury stock	(55)	(55)
Additional paid-in capital	320,931	310,727
Accumulated deficit	(161,566)	(130,730)
Total stockholders’ equity	159,645	180,269
Total liabilities and stockholders’ equity	$341,510	$367,710

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Advertising and sponsorship revenues	$55,468	$49,630	$160,274	$136,193
Premium services revenues	3,927	4,684	11,952	14,100
Total revenues	59,395	54,314	172,226	150,293
Operating expenses:
Cost of revenues	15,844	15,637	51,636	43,639
Sales and marketing	20,410	18,531	61,879	52,289
Product development	15,013	14,163	45,923	38,952
General and administrative	11,718	10,010	36,916	29,887
Total operating expenses	62,985	58,341	196,354	164,767
Loss from operations	(3,590)	(4,027)	(24,128)	(14,474)
Interest expense, net	(1,648)	(1,429)	(4,918)	(3,808)
Loss before provision for income taxes	(5,238)	(5,456)	(29,046)	(18,282)
Provision for income taxes	(542)	(7,262)	(1,790)	(810)
Net loss	$(5,780)	$(12,718)	$(30,836)	$(19,092)

Net loss per common share - basic and diluted	$(0.17)	$(0.40)	$(0.93)	$(0.60)

Weighted-average common shares outstanding - basic and diluted	33,458,212	32,138,214	33,184,814	31,807,776

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock	Additional		Total
				Paid-in	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	32,707,606	$327	$(55)	$310,727	$(130,730)	$180,269
Exercise of stock options	85,646	—	—	494	—	494
Common stock issued for settlement
of restricted stock units, net of 368,111 shares withheld to satisfy income tax withholding obligations	567,238	6	—	(2,111)	—	(2,105)
Issuance of common stock in connection
with employee stock purchase plan	176,592	2	—	901	—	903
Stock-based compensation expense	—	—	—	10,846	—	10,846
Excess tax benefit on stock-based awards	—	—	—	74	—	74
Net loss	—	—	—	—	(30,836)	(30,836)
Balance at September 30, 2016	33,537,082	$335	$(55)	$320,931	$(161,566)	$159,645

See accompanying notes to consolidated financial statements.

EVERYDAY HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(30,836)	$(19,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,086	15,157
Stock-based compensation	10,846	8,216
Amortization of deferred financing costs	465	396
Provision for doubtful accounts	—	176
Provision for deferred income taxes	1,513	440
Asset impairment charge	—	1,416
Changes in operating assets and liabilities:
Accounts receivable	23,213	9,700
Prepaid expenses and other current assets	(3,100)	(1,125)
Accounts payable and accrued expenses	350	(1,934)
Deferred revenue	(1,180)	2,334
Other current liabilities	90	1,862
Other long-term liabilities	(227)	1,724
Net cash provided by operating activities	18,220	19,270
Cash flows from investing activities
Additions to property and equipment, net	(17,549)	(10,276)
Payment for businesses purchased, net of cash acquired	(11,078)	(47,316)
Purchase of intangible assets	(652)	—
Payment of security deposits and other assets	598	125
Net cash used in investing activities	(28,681)	(57,467)
Cash flows from financing activities
Proceeds from the exercise of stock options	206	1,881
Borrowings under revolver credit facility	15,000	25,000
Repayment of principal under revolver credit facility	—	(10,000)
Borrowings under term loan facility	—	8,500
Repayment of principal under term loan facility	(9,576)	(1,597)
Principal payments on capital lease obligations	(585)	(521)
Payments of credit facility financing costs	(575)	(735)
Tax withholdings related to net share settlements of RSUs	(2,105)	(10)
Excess tax benefit on stock-based awards	74	—
Net cash provided by financing activities	2,439	22,518
Net decrease in cash and cash equivalents	(8,022)	(15,679)
Cash and cash equivalents, beginning of period	30,097	50,729
Cash and cash equivalents, end of period	$22,075	$35,050
Supplemental disclosure of cash flow information
Interest paid	$4,251	$2,563
Income taxes paid	$281	$176
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquired business	$—	$3,893
Due to sellers of acquired business	$—	$11,000
Amounts due from stock option exercises	$288	$—

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future periods, due to seasonality and other business factors. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2016 presentation.

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

Comprehensive Loss

The Company has no items of other comprehensive loss, and accordingly net loss is equal to comprehensive loss for all periods presented.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s property and equipment during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, an impairment charge of $1,416 was recorded related to certain software development projects which the Company decided not to move forward with. The $1,416 charge is included in product development expense in the accompanying consolidated statements of operations.

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

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs in financial statements. The new guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. The Company adopted the amendment retrospectively effective January 1, 2016. As a result of the retrospective adoption, the Company reclassified the unamortized deferred financing costs previously recorded in other assets, including $1,998 and $1,888 as of September 30, 2016 and December 31, 2015, respectively, to long-term debt in the Company’s consolidated balance sheets. The adoption of this guidance had no impact on the Company’s consolidated statements of operations.

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

In August 2016, the FASB issued updated guidance related to the classification of certain cash receipts and cash payments. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects of adoption and has not yet determined the impact the revised guidance will have on the consolidated financial statements and related disclosures.

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

In addition to the purchase price, the former members of Tea Leaves are eligible to receive an additional $20,000 based on the achievement of a specified financial target as of December 31, 2016, which, if earned, will be paid in the first quarter of 2017. If earned, the payment will be settled 50% in cash and 50% in shares of the Company’s common stock (see Note 11). The February 2016 amendment permits the former members of Tea Leaves to promptly receive $5,000 of the total $20,000 earn-out if the specified financial target is achieved at any time prior to December 31, 2016, and such amount is not subject to forfeiture. If the $5,000 payment is made prior to December 31, 2016, the remaining $15,000 of the earn-out remains subject to achievement of the financial target as of December 31, 2016, and will be paid in the first quarter of 2017, if earned. If the $5,000 payment is not made as the financial target is not met during 2016, but is met as of December 31, 2016, the full $20,000 earn-out payment will be paid in the first quarter of 2017. The earn-out payment is contingent upon the continued employment with the Company of certain former members of Tea Leaves, and the Company records such earn-outs as compensation expense. The Company accrued $3,530 and $10,589 in compensation expense related to the earn-out during the three and nine months ended September 30, 2016, respectively, which together with $5,882 accrued during 2015 is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2016. Of the $10,589 earn-out accrued during 2016, $7,412 is included in product development expense, $2,118 is included in sales and marketing expense, and $1,059 is included in general and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2016.

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

4. Goodwill and Other Intangible Assets

During the nine months ended September 30, 2016, goodwill decreased by $172 during the subsequent measurement period from purchase price adjustments related to the Tea Leaves acquisition (see Note 3).

The carrying value of the Company’s goodwill was $165,099 as of September 30, 2016. Goodwill is tested for impairment on an annual basis as of October 1, and whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Application of the impairment test requires judgment and results in impairment being recognized if the carrying value of the asset exceeds its fair value. No indicators of impairment were noted during or since the Company’s last evaluation of goodwill at October 1, 2015. Similarly, the Company’s definite-lived intangible assets with a net carrying value of $39,775 at September 30, 2016, consisting principally of trade names and customer relationships, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment of the Company’s definite-lived intangible assets during the nine months ended September 30, 2016 and 2015.

Definite-lived intangible assets consist of the following:

	September 30, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average remaining useful life (1)
Customer relationships	$40,090	$(16,467)	$23,623	8.2	$40,090	$(14,206)	$25,884	8.9
Trade names	24,985	(9,415)	15,570	5.7	24,985	(7,123)	17,862	6.4
Other intangibles	652	(70)	582	6.3	—	—	—	—
Total	$65,727	$(25,952)	$39,775		$65,075	$(21,329)	$43,746

(1)	The calculation of the weighted-average remaining useful life is based on weighting the net book value of each asset in its group, and applying the weight to its respective remaining amortization period.

Amortization expense relating to the definite-lived intangible assets totaled $1,541 and $1,695 for the three months ended September 30, 2016 and 2015, respectively, and $4,623 and $4,623 for the nine months ended September 30, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future amortization expense of the intangible assets is estimated to be as follows:

Year ending December 31:
2016 (October 1st to December 31st)	$1,541
2017	6,156
2018	5,848
2019	5,667
2020	5,645
Thereafter	14,918
Total	$39,775

5. Long-Term Debt

The Company entered into a credit facility agreement with a syndicated bank group in March 2014, which replaced its then-existing credit facility. The new credit facility consisted of a revolver (“Revolver”) with a maximum borrowing limit of $35,000 and a term loan (“Term Loan”) of $40,000. In November 2014, in connection with an acquisition, the credit facility was amended and restated to, among other things, (i) increase the maximum borrowing limit of the Revolver from $35,000 to $55,000; (ii) increase the Term Loan from $39,000 outstanding as of such date to $60,000; (iii) extend the maturity date of the Term Loan and the due date of principal on the Revolver from March 2019 to November 2019; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In March 2015, the amended and restated credit facility was further amended twice to, among other things, (i) consent to the acquisition of Cambridge; (ii) increase the Term Loan from $59,250 outstanding as of such date to $67,750; (iii) increase the maximum borrowing limit of the Revolver from $55,000 to $82,250; and (iv) effect certain modifications to the covenants and terms set forth in the credit facility agreement. In August 2015, the Company entered into a third amendment to the credit facility to modify a certain defined term; however, all other material terms and conditions of the credit facility remained unchanged by the August 2015 amendment. In February 2016 and September 2016, the Company entered into further amendments to the credit facility (as amended, the “Credit Facility”), which effected certain modifications to the financial covenants and terms set forth in the Credit Facility.

The repayment terms of the Revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms of the Term Loan provide for quarterly interest and principal payments, with a maturity date of November 2019. On an annual basis, a calculation is performed to determine excess cash flow, as defined in the Credit Facility agreement, which could result in a mandatory prepayment of excess cash flow in addition to the aforementioned scheduled Term Loan payments. In April 2016, the Company paid $4,494 as a mandatory prepayment of excess cash flow, treated as a reduction to the Term Loan principal balance. The interest rate on the Credit Facility is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on the Company’s consolidated leverage ratio, as defined in the Credit Facility agreement, and there is a 0.50% commitment fee on the unused portion of the Revolver. As of September 30, 2016, the interest rate on the Credit Facility was 4.90%. As of September 30, 2016, there was $56,481 outstanding on the Term Loan and $60,000 outstanding on the Revolver, with $22,250 available to be drawn on the Revolver.

The Credit Facility contains certain financial and operational covenants, including requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility agreement, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and the Company’s ability to pay dividends. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future assets. The Company was in compliance with the financial and operational covenants of the Credit Facility as of September 30, 2016.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred financing costs totaling $792 and $2,899, respectively. During the three and nine months ended September 30, 2016, the Company incurred financing costs of $220 and $575, respectively in connection with the February 2016 and September 2016 amendments to the Credit Facility. The long-term debt balances as of September 30, 2016 and December 31, 2015 in the accompanying balance sheets are presented net of unamortized deferred financing costs of $1,998 and $1,888, respectively.

6. Common Stock and Preferred Stock

As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2016, 381,893 shares have been reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan is subject to an automatic increase on January 1 of each year through January 1, 2024, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and (b) a number of shares determined by the Board of Directors.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	5,991,945	$10.21	5.30	$442
Granted	28,300	5.58
Exercised	(85,646)	5.77
Cancelled	(376,098)	13.69
Outstanding at September 30, 2016	5,558,501	$10.02	4.76	$2,316
Exercisable at September 30, 2016	4,644,603	$9.47	4.07	$2,251

Proceeds from the exercise of options and the total intrinsic value of the options exercised were $390 and $122, respectively, for the three months ended September 30, 2016, and $112 and $112, respectively, for the three months ended September 30, 2015. Proceeds from the exercise of options and the total intrinsic value of the options exercised were $494 and $146, respectively, for the nine months ended September 30, 2016, and $1,881 and $1,388, respectively, for the nine months ended September 30, 2015.

The weighted-average fair value per share at date of grant for options granted was $2.25 and $5.36 for the nine months ended September 30, 2016 and 2015, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and recognized in expense over the vesting period of the options using the graded attribution method.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in the nine months ended September 30, 2016 and 2015:

	2016	2015
Volatility	39.12%	43.40%
Expected life (years)	6.25	6.25
Risk-free interest rate	1.48%	1.73%
Dividend yield	—	—

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

Total stock-based compensation expense related to stock options was $597 and $1,471 for the three months ended September 30, 2016 and 2015, respectively, and $1,769 and $4,940 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, there was approximately $1,555 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.02 years. The total fair value of stock options vested during the nine months ended September 30, 2016 and 2015 was $3,189 and $5,183, respectively.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards (“RSUs”) are agreements to issue shares of the Company’s common stock to employees in the future, upon the satisfaction of certain vesting conditions, which cause them to be subject to risk of forfeiture and restrict the award-holder’s ability to sell or otherwise transfer such RSUs until they vest. Generally, the Company’s RSU grants vest over three years from the grant date, or in certain instances over a shorter period, subject to continued employment on the applicable vesting dates. The following table summarizes the unvested RSU activity for the nine months ended September 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	548,840	$11.97
Granted (1)	2,176,243	5.55
Vested	(935,349)	6.90
Cancelled	(111,446)	10.58
Outstanding at September 30, 2016	1,678,288	$6.57

(1)	RSUs granted during the nine months ended September 30, 2016 includes the grant of 40,000 units of performance-based RSUs that are dependent upon the Company meeting certain performance criteria. The Company has adjusted stock-based compensation expense recognized to-date to reflect estimated performance related to these awards.

The total grant-date fair value of RSUs vested during the three and nine months ended September 30, 2016 was $655 and $5,394, respectively. The total grant-date fair value of RSUs vested during the three and nine months ended September 30, 2015 was $0 and $26, respectively. The fair value of RSUs granted is recognized in expense over the vesting period using the graded attribution method. Total stock-based compensation expense related to RSUs was $2,120 and $1,343 for the three months ended September 30, 2016 and 2015, respectively, and $8,576 and $2,867 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, there was approximately $5,226 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.12 years.

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

The Company’s first offering period ended in May 2016. During the nine months ended September 30, 2016, employees purchased 176,592 shares of common stock pursuant to the ESPP at a weighted-average exercise price of $5.11. As of September 30, 2016, 555,568 shares of common stock were reserved for future issuance under the ESPP. The second offering period commenced in May 2016, with the same terms as the first offering period.

For the three months ended September 30, 2016 and 2015, charges incurred under the ESPP totaled $294 and $158, respectively. For the nine months ended September 30, 2016 and 2015, charges incurred under the ESPP totaled $501 and $409, respectively.

There was $714 of total unrecognized compensation cost related to purchase rights under the ESPP as of September 30, 2016. This cost is expected to be recognized over a weighted average period of less than one year.

8. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. Potentially dilutive securities consist of incremental shares issuable upon the assumed exercise of stock options, restricted stock units, and warrants using the treasury stock method, and employee withholdings to purchase common stock under the ESPP. Due to the net losses for the three and nine months ended September 30, 2016 and 2015, the Company had such potentially dilutive securities outstanding which were not included in the computation of diluted net loss per common share, as the effects would have been anti-dilutive. Accordingly, the basic and diluted weighted-average number of common shares outstanding are the same for the following periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(5,780)	$(12,718)	$(30,836)	$(19,092)

Denominator:
Weighted-average number of common shares outstanding - basic and diluted	33,458,212	32,138,214	33,184,814	31,807,776
Net loss per common share - basic and diluted	$(0.17)	$(0.40)	$(0.93)	$(0.60)

The Company has excluded its outstanding stock options, restricted stock units and warrants, as well as employee withholdings under the ESPP, from the calculation of diluted net loss per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted-average number of such securities during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Warrants to purchase common stock	43,782	43,782	43,782	87,738
Stock option awards	5,659,013	6,344,941	5,753,044	6,287,716
RSU awards	1,695,206	629,432	1,441,946	428,260
Employee stock purchase plan	526,822	66,157	359,485	69,102
Total weighted-average anti-dilutive securities	7,924,823	7,084,312	7,598,257	6,872,816

9. Income Taxes

The Company’s interim and annual tax provision is generally comprised of a deferred tax provision pertaining to basis differences in indefinite lived intangible assets that cannot be offset by current year deferred tax assets, as well as, to a much lesser extent, a current tax provision for federal, state, local and foreign taxes. For the three and nine months ended September 30, 2016, the Company calculated its full year 2016 estimated income tax provision and recorded the pro-rated tax provision in the quarters, referred to herein as the discrete method. The Company concluded that it was within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate (“AETR”) method, because the Company’s full year forecast of income before taxes is at or near breakeven. Further, normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During 2015, the Company recorded the interim tax provision using the AETR method for the quarters ended March 31, 2015 and June 30, 2015 but determined during the quarter ended September 30, 2015 that the AETR method was no longer yielding a reliable interim tax provision and, accordingly, began using the discrete method indicated above.

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

11. Subsequent Events

Merger Agreement

On October 21, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ziff Davis, LLC (“Parent”), Project Echo Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Purchaser”), and, solely for purposes of Section 9.11 thereof, j2 Global, Inc. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2016 to purchase all of the outstanding shares of common stock of the Company at a purchase price of $10.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law (the “Offer”). The Merger Agreement provides, among other things, that, on the first business day after Purchaser accepts for payment and pays for such number of shares validly tendered and not properly withdrawn pursuant to the Offer, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), the separate existence of Purchaser will cease and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent.

The Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger.

The Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among other things: (i) that the number of shares validly tendered and not properly withdrawn in accordance with the terms of the Offer must represent at least one share more than 50% of the sum of (x) the total number of shares outstanding at the time of the expiration of the Offer plus (y) the aggregate number of shares issuable to holders of the Company’s stock options from which the Company has received notices of exercise prior to the expiration of the Offer (and as to which shares have not yet been issued to such exercising holders of stock options) plus (z) the aggregate number of shares issuable upon the deemed exercise of any warrants pursuant to the Merger Agreement, and (ii) the expiration or early termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The obligations of Parent and Purchaser to complete the Offer and the Merger are not subject to any financing condition.

Additional information about the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, is set forth in the Form 8-K filed with the SEC on October 21, 2016 and the Schedule 14D-9 filed with the SEC on November 2, 2016.

Tea Leaves Purchase Agreement Amendment

On October 17, 2016, the Company entered into a second amendment to the Membership Interest Purchase Agreement between the Company, Tea Leaves and the other parties thereto (as amended, the “Purchase Agreement”). This amendment modified the terms of the potential earn-out payment, such that the entire earn-out payment due to the former members of Tea Leaves, if earned, may be paid in cash at the Company’s election. All other terms and conditions of the Purchase Agreement remained unchanged by the amendment.

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

Recent Developments

Merger Agreement

On October 21, 2016, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ziff Davis, LLC (“Parent”), Project Echo Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Purchaser”), and, solely for Section 9.11 thereof, j2 Global, Inc., pursuant to which and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2016 (the “Offer”) to purchase all of the outstanding shares of our common stock at a purchase price of $10.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. Following completion of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into us, and we will survive as a wholly-owned subsidiary of Parent (the “Merger”).

For additional information about the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements (Unaudited) – Note 11” included elsewhere in this Quarterly Report on Form 10-Q.

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

Both our revenues and gross profit increased for the three and nine months ended September 30, 2016, compared to the prior year period, as shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015

Revenues	$59,395	$54,314	$172,226	$150,293
Revenue growth	9.4%	28.3%	14.6%	23.9%
Cost of revenues	$15,844	$15,637	$51,636	$43,639
Gross profit	$43,551	$38,677	$120,590	$106,654
Gross profit growth	12.6%	23.5%	13.1%	21.4%
Gross margin	73.3%	71.2%	70.0%	71.0%

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

As of December 31, 2015, we had approximately $104.0 million of net operating loss, or NOL, carryforwards available to offset future taxable income. The U.S. federal NOL carryforwards will expire from 2024 through 2033. The full utilization of these NOL carryforwards in the future will be dependent upon our ability to generate taxable income and could be limited due to ownership changes, as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its previously-recognized NOL carryforwards and specified built-in losses in years after the ownership change. We completed an analysis in 2015 to determine the impact that past ownership changes may have on our ability to use our NOL carryforwards and have determined that, through 2015, other than $0.5 million of potential limitation, there is no Section 382 limitation on our $104.0 million NOL carryforwards as there has not been a change in ownership of more than 50% over the three-year period through 2015. Our NOLs may also be limited under similar provisions of state law. The NOL carryforwards at December 31, 2015 include approximately $7.5 million in income tax deductions related to equity compensation, which will be reflected as a credit to additional paid-in-capital as these NOLs are utilized.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods presented. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Revenues:
Advertising and sponsorship revenues	$55,468	$49,630	$160,274	$136,193
Premium services revenues	3,927	4,684	11,952	14,100
Total revenues	59,395	54,314	172,226	150,293
Operating expenses:
Cost of revenues	15,844	15,637	51,636	43,639
Sales and marketing	20,410	18,531	61,879	52,289
Product development	15,013	14,163	45,923	38,952
General and administrative	11,718	10,010	36,916	29,887
Total operating expenses	62,985	58,341	196,354	164,767
Loss from operations	(3,590)	(4,027)	(24,128)	(14,474)
Interest expense, net	(1,648)	(1,429)	(4,918)	(3,808)
Loss before provision for income taxes	(5,238)	(5,456)	(29,046)	(18,282)
Provision for income taxes	(542)	(7,262)	(1,790)	(810)
Net loss	$(5,780)	$(12,718)	$(30,836)	$(19,092)

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Revenues

Our total revenues increased 9.4% to $59.4 million during the three months ended September 30, 2016 from $54.3 million during the three months ended September 30, 2015. The $5.1 million increase in total revenues consisted of a $5.8 million increase in advertising and sponsorship revenues, partially offset by a $0.8 million decrease in premium services revenues. One advertiser accounted for approximately 10% of total revenues for the three months ended September 30, 2016. No advertiser accounted for 10% or more of total revenues for the three months ended September 30, 2015.

Advertising and sponsorship revenues increased 11.8% to $55.5 million during the three months ended September 30, 2016 from $49.6 million during the three months ended September 30, 2015. The $5.8 million increase in advertising and sponsorship revenues was primarily driven by an increase in revenue from our pharmaceutical customers, including ROI-based campaigns targeting healthcare professionals.

Premium services revenues decreased 16.2% to $3.9 million during the three months ended September 30, 2016 from $4.7 million during the three months ended September 30, 2015. The $0.8 million decrease in premium services revenues was primarily attributable to $1.4 million lower subscription fee revenues due to the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016 and $0.8 million lower revenue as a result of the termination of a partner licensing agreement in the fourth quarter of 2015. The decrease was partially offset by a $1.6 million increase in SaaS-based licensing revenue from our payer and provider customers resulting from growth of the Tea Leaves business which we acquired in the third quarter of 2015.

Our total revenues increased 14.6% to $172.2 million during the nine months ended September 30, 2016 from $150.3 million during the nine months ended September 30, 2015. The $21.9 million increase in total revenues consisted of a $24.1 million increase in advertising and sponsorship revenues, partially offset by a $2.1 million decrease in premium services revenues. For the nine months ended September 30, 2016 and 2015, no advertiser accounted for 10% or more of total revenues.

Advertising and sponsorship revenues increased 17.7% to $160.3 million during the nine months ended September 30, 2016 from $136.2 million during the nine months ended September 30, 2015. The $24.1 million increase in advertising and sponsorship revenues was primarily attributable to an increase in revenue from our pharmaceutical customers, including programs for orphan and rare and specialty brands and ROI-based campaigns targeting healthcare professionals. Direct mail marketing revenue from the Tea Leaves acquisition in the third quarter of 2015 also contributed to this increase.

Premium services revenues decreased 15.2% to $12.0 million during the nine months ended September 30, 2016, compared to $14.1 million during the nine months ended September 30, 2015. The $2.1 million decrease in premium services revenues was primarily attributable to $4.3 million lower subscription fee revenues due to the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016 and $2.3 million lower revenue as a result of the termination of a partner licensing agreement in the fourth quarter of 2015. The decrease was partially offset by a $4.8 million increase in SaaS-based licensing revenue from our payer and provider customers resulting from growth of the Tea Leaves business which we acquired in the third quarter of 2015.

Costs and Expenses

Cost of Revenues.  Cost of revenues increased 1.3% to $15.8 million during the three months ended September 30, 2016 from $15.6 million during the three months ended September 30, 2015. The $0.2 million increase in cost of revenues was primarily attributable to increased expenses of $1.1 million for direct mail marketing and data fees for our SaaS-based platform related to the 2015 Tea Leaves acquisition, and a $1.1 million increase in revenue share and other costs related to a new partnership agreement beginning in the fourth quarter of 2015. The increase is partially offset by a decrease in media spend from decreased marketing activities and a $0.9 million decrease in royalties to our portfolio partners resulting primarily from the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016. Cost of revenues as a percentage of total revenues decreased by 2.1% to 26.7% during the three months ended September 30, 2016 from 28.8% for the three months ended September 30, 2015.

Cost of revenues increased 18.3% to $51.6 million during the nine months ended September 30, 2016 from $43.6 million during the nine months ended September 30, 2015. The $8.0 million increase in cost of revenues was primarily attributable to increased expenses of $3.3 million for direct mail marketing and data fees for our SaaS-based platform, and $3.8 million of reimbursable out-of-pocket costs related to the 2015 Cambridge acquisition. The increase in cost of revenues also reflects a $4.1 million increase in revenue share and other costs related to a new partnership agreement beginning in the fourth quarter of 2015 for television and digital video advertising. The increase is partially offset by a $2.1 million decrease in royalties to our portfolio partners resulting primarily from the wind-down of certain of our subscription websites in the latter half of 2015 and first half of 2016, as well as a decrease in media expense from decreased marketing activities in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cost of revenues as a percentage of total revenues increased by 1.0% to 30.0% during the nine months ended September 30, 2016 from 29.0% for the nine months ended September 30, 2015.

Sales and Marketing. Sales and marketing expenses increased 10.1% to $20.4 million during the three months ended September 30, 2016 from $18.5 million during the three months ended September 30, 2015. This $1.9 million increase was primarily attributable to higher levels of compensation expense, driven by increased staffing for the sales operations and account management teams and higher commissions consistent with increased advertising and sponsorship revenues in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was partially offset by $0.8 million lower accrued earn-out expense related to the Cambridge acquisition in the three months ended September 30, 2016 as the earn-out period ended in December 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased slightly to 34.4% during the three months ended September 30, 2016, as compared to 34.1% during the three months ended September 30, 2015.

Sales and marketing expenses increased 18.3% to $61.9 million during the nine months ended September 30, 2016 from $52.3 million during the nine months ended September 30, 2015. This $9.6 million increase was primarily attributable to higher levels of compensation expense, driven by increased staffing for the sales operations and account management teams and higher commissions consistent with increased advertising and sponsorship revenues in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which includes the additional sales and marketing personnel acquired through the Cambridge acquisition in the latter part of the first quarter of 2015. These increases were offset by $1.3 million lower net accrued earn-out expense related to the Cambridge and Tea Leaves acquisitions in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As a result of these factors, sales and marketing expenses as a percentage of total revenues increased to 35.9% during the nine months ended September 30, 2016, as compared to 34.8% during the nine months ended September 30, 2015.

Product Development. Product development expenses increased 6.0% to $15.0 million during the three months ended September 30, 2016 from $14.2 million during the three months ended September 30, 2015. This $0.9 million increase was primarily due to accrued earn-out expense totaling $2.5 million related to the Tea Leaves acquisition, and increased depreciation expense on product development related assets, partially offset by a $1.4 million asset impairment charge recorded during the third quarter of 2015 related to certain software development projects which the Company decided not to move forward with, compared to no similar asset impairment recorded during the three months ended September 30, 2016. Product development expenses as a percentage of total revenues decreased to 25.3% during the three months ended September 30, 2016, as compared to 26.1% during the three months ended September 30, 2015.

Product development expenses increased 17.9% to $45.9 million during the nine months ended September 30, 2016 from $39.0 million during the nine months ended September 30, 2015. This $7.0 million increase was primarily due to accrued earn-out expense totaling $7.4 million related to the Tea Leaves acquisition, and increased depreciation expense on product development related assets, partially offset by a $1.4 million asset impairment charge recorded during the third quarter of 2015 related to certain software development projects which the Company decided not to move forward with, compared to no similar asset impairment recorded during the nine months ended September 30, 2016. Product development expenses as a percentage of total revenues increased to 26.7% during the nine months ended September 30, 2016, as compared to 25.9% during the nine months ended September 30, 2015.

General and Administrative. General and administrative expenses increased 17.1% to $11.7 million during the three months ended September 30, 2016 from $10.0 million during the three months ended September 30, 2015. This $1.7 million increase was primarily due to an increase in compensation expense related to increased staffing, higher accrued earn-out expense related to the Tea Leaves acquisition, and legal fees related to the Offer and Merger Agreement. General and administrative expenses as a percentage of total revenues increased to 19.7% during the three months ended September 30, 2016, as compared to 18.4% during the three months ended September 30, 2015.

General and administrative expenses increased 23.5% to $36.9 million during the nine months ended September 30, 2016 from $29.9 million during the nine months ended September 30, 2015. This $7.0 million increase was primarily due to increases in cash compensation expense related to increased staffing, non-cash compensation expense related to certain stock awards, higher accrued earn-out expense related to the Tea Leaves acquisition and legal fees related to the Offer and Merger Agreement. The increase is partially offset by $1.2 million lower executive transition charges in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. General and administrative expenses as a percentage of total revenues increased to 21.4% during the nine months ended September 30, 2016, as compared to 19.9% during the nine months ended September 30, 2015.

Interest Expense, Net. Interest expense, net, increased 15.3% to $1.6 million during the three months ended September 30, 2016, compared to $1.4 million during the three months ended September 30, 2015. The $0.2 million increase in interest expense was primarily due to the higher weighted-average outstanding borrowings under our credit facilities and a higher interest rate during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest expense, net, increased 29.1% to $4.9 million during the nine months ended September 30, 2016, compared to $3.8 million during the nine months ended September 30, 2015. The $1.1 million increase in interest expense was primarily due to the higher weighted-average outstanding borrowings under our credit facilities and a higher interest rate during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and $0.3 million of interest expense in 2016 related to the deferred purchase price obligations for the acquisition of Tea Leaves.

Provision for Income Taxes. The provision for income taxes was $0.5 million and $7.3 million during the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $0.8 million during the nine months ended September 30, 2016 and 2015, respectively. The income tax provisions for the three and nine months ended September 30, 2016 and September 30, 2015 are primarily comprised of deferred tax provision pertaining to basis differences in indefinite lived intangible assets, and to a lesser extent, current tax provision for federal, state, local and foreign taxes. To determine such tax provisions for the three and nine months ended September 30, 2016, we recorded the pro-rated tax provision based upon the full year 2016 estimated income tax provision, referred to herein as the discrete method. We determined that this was within the exception under the interim tax accounting guidance, which requires the use of the estimated Annual Effective Tax Rate, or AETR, method, because our full year forecast of income before taxes is at or near breakeven. Further, normal deviations in the projected full year income would result in disproportionate and material changes to the interim tax provisions under the AETR method. During 2015, we recorded interim tax benefits using the AETR method for the quarters ending March 31, 2015 and June 30, 2015 based on pretax losses for the respective periods, but determined during the quarter ended September 30, 2015 that the AETR method was no longer yielding a reliable interim tax provision. Accordingly, we began using the discrete method indicated above during the quarter ended September 30, 2015, which resulted in the reversal during such quarter of $6.5 million of tax benefit recorded during the first half of 2016.

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

We define Adjusted EBITDA as net income (loss) plus: interest expense, net; income tax provision (benefit); depreciation and amortization expense; stock-based compensation expense; compensation expense related to acquisition earn-out and retention bonus arrangements; write-offs of unamortized deferred financing and other debt extinguishment costs; executive transition and reduction in force charges; contract settlement charges; asset impairment charges; and merger-related legal costs. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Furthermore, we believe that:

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

As Adjusted EBITDA is a non-GAAP measure, the following table presents a reconciliation of net loss to Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(5,780)	$(12,718)	$(30,836)	$(19,092)
Add:
Interest expense, net	1,648	1,429	4,918	3,808
Income tax provision	542	7,262	1,790	810
Depreciation and amortization expense	5,937	5,286	17,086	15,157
Stock-based compensation expense	3,011	2,972	10,846	8,216
Compensation expense related to acquisition earnout and retention bonuses	3,642	1,628	11,757	4,587
Executive transition and reduction in force severance charges	556	—	1,666	2,886
Contract settlement charge	—	1,725	—	1,725
Asset impairment charge	—	1,416	—	1,416
Merger-related legal costs	389	—	389	—
Adjusted EBITDA	$9,945	$9,000	$17,616	$19,513

The following table summarizes our depreciation and amortization and stock compensation expenses included in the Adjusted EBITDA reconciliation table above and details the breakdown of such expenses in the respective statements of operations line-items.

	Three months ended September 30,				Nine months ended September 30,
	Depreciation / amortization		Stock compensation		Depreciation / amortization		Stock compensation
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Sales and marketing	$413	$268	$835	$954	$1,178	$763	$2,360	$2,783
Product development	3,866	3,248	485	526	10,947	9,534	2,184	1,525
General and administrative	1,658	1,770	1,691	1,492	4,961	4,860	6,302	3,908
Total expense	$5,937	$5,286	$3,011	$2,972	$17,086	$15,157	$10,846	$8,216

Liquidity and Capital Resources

Working Capital

As of September 30, 2016, we had cash and cash equivalents of $22.1 million and working capital of $37.0 million.

Sources of Liquidity and Long-Term Debt

Our primary sources of cash have historically been proceeds from the issuance of convertible redeemable preferred stock, bank borrowings and our IPO. Since the beginning of 2003, we have issued convertible redeemable preferred stock for aggregate net proceeds of $82.0 million, which were converted to common stock upon the IPO on April 2, 2014. Our IPO resulted in net proceeds of $70.6 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2016, we had $116.5 million of borrowings outstanding under our credit facility.

Under the Credit Facility, with Silicon Valley Bank and certain other lenders, we maintain a revolver, with a maximum borrowing limit of $82.3 million, and also have a term loan. As of September 30, 2016, there was $56.5 million outstanding on the term loan and $60.0 million outstanding on the revolver, with $22.3 million available to be drawn on the revolver. The repayment terms for any balance outstanding on the revolver provide for quarterly interest payments, with the principal being due in full in November 2019. The repayment terms for the term loan provide for quarterly interest and principal payments, with a maturity date of November 2019. On an annual basis, a calculation is performed to determine excess cash flow, as defined in the Credit Facility agreement, which could result in a mandatory prepayment of excess cash flow in addition to the aforementioned scheduled term loan payments. The interest rate on the revolver and the term loan is equal to the London Inter-Bank Offered Rate, or LIBOR, plus a variable rate ranging from 2.75% to 4.0% depending on our consolidated leverage ratio, as defined in the Credit Facility agreement, and we are charged a commitment fee of 0.50% on the unused portion of the revolver. As of September 30, 2016, the interest rate on our Credit Facility was 4.90%. The Credit Facility contains certain financial and operational covenants with which we must comply, whether or not there are any borrowings outstanding. Such covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the Credit Facility, as well as restrictions on certain types of dispositions, mergers and acquisitions, indebtedness, investments, liens and capital expenditures, issuance of capital stock and our ability to pay dividends and make other distributions. We were in compliance with the financial and operational covenants of the Credit Facility as of September 30, 2016. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets.

Effective January 1, 2016, we adopted new accounting guidance that requires us to present unamortized deferred financing costs as a direct reduction of the carrying amount of long-term debt in the balance sheet. The long-term debt balances as of September 30, 2016 and December 31, 2015 in the accompanying consolidated balance sheets are presented net of unamortized deferred financing costs of $2.0 million and $1.9 million, respectively.

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

Components of Liquidity and Capital Resources

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$18,220	$19,270
Net cash used in investing activities	(28,681)	(57,467)
Net cash provided by financing activities	2,439	22,518
Net decrease in cash and cash equivalents	$(8,022)	$(15,679)

Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $18.2 million, consisting of a net loss of $30.8 million, adjusted for non-cash expenses of $29.9 million, including depreciation and amortization, non-cash stock-based compensation expense, provision for deferred income taxes and amortization of deferred financing costs. Additionally, changes in operating assets and liabilities provided $19.1 million of cash, which was primarily due to a decrease in accounts receivable of $23.2 million from higher collections, partially offset by a $3.1 million increase in prepaid expenses and other current assets and a decrease of $1.2 million in deferred revenue. Additionally, the $11.3 million of incremental acquisition earn-out and retention bonuses accrued for the period was offset by the payment of a $5.0 million Cambridge earn-out and a decrease of $6.0 million related primarily to the timing of vendor payments.

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

We used $28.7 million of net cash in investing activities during the nine months ended September 30, 2016, consisting of $17.5 million for additions to property and equipment, $11.1 million for the purchase price payments primarily relating to the Tea Leaves acquisition and $0.7 million for the purchase of a perpetual license, partially offset by $0.6 million provided by security deposits and other assets. Net cash used in investing activities was $28.8 million lower than in the nine months ended September 30, 2015.

We used $57.5 million of net cash in investing activities during the nine months ended September 30, 2015, consisting of $10.3 million for additions to property and equipment and $47.3 million for purchase price payments relating to the Cambridge and Tea Leaves acquisitions.

Financing Activities

Our financing activities have historically consisted primarily of borrowings and repayments under our revolver and term loan credit facilities, and payment of related financing costs, and proceeds from the exercise of stock options. In addition to such activities, upon closing our IPO in April 2014, we received proceeds from our IPO, net of underwriting discounts and commissions and related offering costs.

For the nine months ended September 30, 2016, net cash provided by financing activities was $2.4 million. This primarily related to $15.0 million of additional borrowings under our revolver credit facility, offset by $9.6 million in repayments of principal on our term loan facility, including a $4.5 million mandatory prepayment of excess cash flow, as defined in the credit facility agreement, $2.1 million of tax withholding payments related to the net share settlements of RSUs, $0.6 million in capital lease payments and $0.6 million of financing costs paid in connection with amendments to our credit facility. Net cash provided by financing activities was $20.1 million lower than in the nine months ended September 30, 2015.

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

Interest Rate Risk. Our interest income is primarily generated from interest earned on highly liquid, short-term money market funds. Our exposure to market risks related to interest expense is limited to borrowings under our credit facility. Based on the $116.5 million of borrowings outstanding under our credit facility as of September 30, 2016 and the interest rates in effect at that date, our annual interest expense, including the 0.50% commitment fee on the unused portion of the revolver, would amount to $5.9 million. A hypothetical interest rate increase of 1% on our credit facility would increase annual interest expense by $1.2 million. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Set forth below are risks facing our business in addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The announcement and pendency of our merger with a subsidiary of Ziff Davis, LLC could adversely affect our business and result in the loss of employees, customers, partners and other parties.

On October 21, 2016, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ziff Davis, LLC (“Parent”), Project Echo Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Purchaser”), and, solely for Section 9.11 thereof, j2 Global, Inc. (“j2”), pursuant to which and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2016 (the “Offer”) to purchase all of the outstanding shares of our common stock at a purchase price of $10.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. Following completion of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into us, and we will survive as a wholly-owned subsidiary of Parent (the “Merger”).

Uncertainty about the effect of the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, on our employees, customers, partners and other parties with which we do business may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations.

Further, parties with which we do business may experience uncertainty associated with the transactions contemplated by the Merger Agreement, including with respect to current or future business relationships with us. Uncertainty may cause clients to delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the Merger could adversely affect our business and our stock price.

Completion of the Merger with Purchaser is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including, among other things: (i) at least one share more than 50% of the shares of our common stock having been validly tendered and not properly withdrawn in accordance with the terms of the Offer, and (ii) the waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended has expired or terminated. Some of the conditions to consummation of the Offer and the Merger are not within our control or the control of Parent, Purchaser or j2 and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed Merger or a similar transaction is not completed, the market price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that such a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $15.2 million, which may also deter other potential acquirers from publicly making a competing offer for us that might be more advantageous to our stockholders and could inhibit our ability to engage in certain other transactions for 12 months from the date of the Merger Agreement in certain circumstances. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, clients, partners and other parties with which we do business, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable.

In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transactions contemplated by the Merger Agreement, and we have incurred and will continue to incur, significant costs, fees, expenses and charges related to the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, which may materially and adversely affect our business results and financial condition. These uncertainties and restrictions could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of October 21, 2016, by and among the Registrant, Ziff Davis, LLC, Project Echo Acquisition Corp. and j2 Global, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (3)

10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among the Registrant, Silicon Valley Bank, as Administrative Agent, certain of the Registrant’s wholly-owned subsidiaries and the other lenders party thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on October 21, 2016.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-36371) filed on April 7, 2014.
(3)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194097), originally filed on February 24, 2014, as amended.
(4)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 8, 2016